Form 10-K
period 2020-12-31
ContextLogic Inc.
filed 2021-03-25
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39775

ContextLogic Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Sansome Street 40th Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 432-7323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	WISH	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock as reported by the Nasdaq Global Select Market on December 16, 2020, was approximately $7.5 billion. The registrant has elected to use December 16, 2020 as the calculation date, which was the initial trading date of the registrant’s Class A common stock on the Nasdaq Global Select Market, because on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. Shares of Class A common stock held by each executive officer, director, and holder of 5% or more of the Class A outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2021, the number of shares of the registrant’s Class A common stock outstanding was 501 million and the number of shares of the registrant’s Class B common stock outstanding was 117 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning our possible or assumed future results of operations and expenses, business strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

RISK FACTORS SUMMARY

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

•	Our efforts to acquire new users and engage existing users may not be successful or may be more costly than we expect, which could prevent us from maintaining or increasing our revenue.
•

If we are unable to promote, maintain, and protect our brand and reputation and offer a compelling user experience, our ability to attract new users and engage with our existing base of users will be impaired.

•

If we lose the services of Piotr Szulczewski, our founder, Chief Executive Officer (“CEO”), and Chairperson, or other members of our senior management team, we may not be able to execute our business strategy.

•

We rely on the Apple App Store and the Google Play Store to offer and promote our app. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, our business will suffer.

•

Our brand, reputation, and business may be harmed if merchants on our platform use unethical or illegal business practices, including the sale of counterfeit or fraudulent products or if our policies and practices with respect to such sales are perceived or found to be inadequate, and we may be impacted by the unlawful activity of merchants on our platform.

•	The market in which we operate is rapidly evolving and we face intense competition; if we do not compete effectively, our results of operations and financial condition could be harmed.
•	The ongoing COVID-19 pandemic may adversely affect our business and results of operations.
•

Economic tension between the United States and China, or between other countries, may intensify and the United States, China, or other countries may adopt drastic measures in the future that impact our business.

•	Our business and our merchants and users may be subject to sales and other taxes, including in the European Union starting in July 2021, and these taxes may negatively impact our revenue and growth.
•

Any significant disruption in service on our platform or in our computer systems, some of which are currently hosted by third-party providers, could damage our reputation and result in a loss of users, which would harm our business and results of operations.

•

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our founder, CEO, and Chairperson, Piotr Szulczewski, which will limit investors’ ability to influence the outcome of important transactions, including a change in control.

•	We may be involved in litigation matters or other legal proceedings that are expensive and time consuming.
•

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

iii

PART I

Item 1. Business.

Overview

We launched Wish with a simple mission—to bring an affordable and entertaining mobile shopping experience to billions of consumers around the world. Our platform combines technology and data science capabilities, an innovative and discovery-based mobile shopping experience, a comprehensive suite of indispensable merchant services, and a massive scale of users, merchants, and items.

We are revolutionizing e-commerce with a user experience that is mobile-first, discovery-based, deeply-personalized and entertaining. Our highly-personalized product feed enables our users to discover products they want to purchase by simply scrolling through our mobile app and browsing. Wish users engage with our app in a similar manner to how they engage with social media; scrolling through image-rich, highly-engaging, and interactive content. To enhance user engagement, we incorporate fresh gamified features, rich user-generated content including photos, videos, and reviews, and a wide range of relevant products to make shopping more entertaining.

We also built Wish to empower merchants around the world. Today, most of our merchants are based in China. We initially grew our platform focusing on merchants in China due to these merchants’ strength in selling quality products at competitive prices. We continue to expand our merchant base around the world. Through our diversified and global merchant base, we are able to offer greater depth and breadth of categories and products. We give our merchants immediate access to our global base of over 100 million monthly active users and a comprehensive suite of indispensable services, including demand generation and engagement, user-generated content creation, data intelligence, promotional and logistics capabilities, and business operations support, all in a cost-efficient manner.

Local brick-and-mortar stores worldwide are struggling to attract consumers and compete in a retail world being transformed by ecommerce and industry consolidation. We launched Wish Local in 2019 to help these merchants increase their online reach and discovery, gain foot traffic, and drive additional sales. Our Wish Local partners also serve as Wish Pickup locations for online Wish orders, which effectively gives us a local warehousing and fulfillment footprint around the world without owning any real estate.

Our data science capabilities provide us with a unique competitive advantage and are core to our business operations. Our proprietary algorithms analyze a rich and growing data set of transactions and historical behaviors of both users and merchants to drive continuous optimization on the platform and inform key business decisions on a daily basis. Our data science enables personalization at the individual user level at a massive scale and drives significant advantages across all aspects of our business operations, including user acquisition, user experience, pricing strategies, user-generated content, merchant insights, and user and merchant support.

Our proprietary data and technology also fuel our powerful network effects. As Wish grows, we accumulate more data across user and merchant activities, we strengthen our data advantage, and we create an even better experience for everyone on our platform, which in turn attracts more users and merchants. As more users come to Wish, driven by the affordable value proposition and differentiated shopping experience, we drive more sales to our merchants. Adding more users also reinforces our user-generated feedback loop of ratings, reviews, photos, and videos, which drives greater user engagement. As more merchants succeed on Wish, more merchants join the platform to grow their businesses, broadening our product selection, which in turn improves the user experience. This flywheel effect has driven tremendous value to both users and merchants and has made Wish one of the largest ecommerce marketplaces in the world.

The Wish Platform

Our global ecommerce platform connects over 100 million monthly active users in over 100 countries to over 550,000 global merchants. We seek to democratize ecommerce by making the Wish platform affordable, open, and accessible to all users and merchants worldwide. We do this through our relentless focus on product, technology, and data science. For our users, we are revolutionizing the mobile shopping experience by making it affordable, personalized, and entertaining. For our merchants, we offer immediate, cost-efficient access to our global user base, scaled data, and technology platform, as well as a comprehensive suite of indispensable services to help run their businesses and drive sales. To serve our global and diversified user and merchant base, we approach our platform development with a specific geographic focus, tailoring key features to solve for the needs of that locality, and enabling an authentic, localized experience.

Value Proposition to Wish Users

We have democratized ecommerce by making it:

•

Affordable. Price is the single most important determinant when making a purchase for a substantial portion of the global population, and we aim to serve the affordability needs of these value-conscious consumers. The merchants on our platform offer primarily unbranded products that can be deeply discounted as compared to branded alternatives across a number of categories. We have a number of policies which, in combination with our robust user-generated content, promote higher quality merchants and products on our platform. This allows us to offer a vast selection of high-quality items at competitive prices, a value proposition that attracts more than 100 million monthly active users to our platform.

•	Accessible. We built Wish to be mobile-first so any consumer around the world can easily access our shopping platform on a mobile device.
•

Everywhere. To better serve our global user base, we localize various features on our online platform and tailored our experience to each respective market through, for example, making it accessible in 40 different languages and providing country-specific payment methods. This localization improves the engagement of our large, diverse user base, in addition to connecting our users with more than 50,000 local brick-and-mortar stores.

We have re-invented the online shopping experience to be:

•	Mobile-First. Wish was built for mobile. Our application is image-rich, with minimal search input or text-based interactions. Over 90% of our user activity and purchases occur on our mobile app.
•

Discovery-Based. Our platform is designed to make it easy to navigate a vast selection of products when users do not have a specific item or brand in mind. Unlike other ecommerce platforms where consumers often visit with a predetermined purchase intent on specific items, our navigational and entertaining shopping experience gives us the ability to create purchase intent in our users across a diverse set of products and categories. Over 70% of the sales on our platform do not involve a search query and instead come from personalized browsing.

•

Personalized. No two users’ Wish interfaces and product feeds look the same. Utilizing big data technology, we enable customization on a massive scale. We deliver personalized and curated products to our users and help them discover desired products quickly.

•

Entertaining. We have transformed the user experience to make shopping on Wish as engaging and entertaining as browsing social media. We utilize highly-personalized feeds with a wide range of relevant products as well as gamified, interactive, and social features to increase the length and frequency of a user’s sessions and drive increased engagement. Wish users spent on average over nine minutes per day on our platform during the year ended December 31, 2020.

Value Proposition to Wish Merchants

Accessible and Cost-Efficient Ecommerce Platform. We give our merchants immediate access to our global base of over 100 million monthly active users and a comprehensive suite of indispensable services in a cost-efficient manner to help them run their businesses and grow sales. We seek to empower these highly capable merchants offering quality products at compelling values and unlock this supply of goods to consumers globally.

In addition, we give our merchants the following indispensable services:

Demand Generation and Engagement

•

Global Reach for Online Merchants. Wish gives merchants immediate access to over 100 million monthly active users across more than 100 countries, with a significant user footprint in the United States and Europe. We help our merchants reach these users in a highly targeted and cost-efficient manner.

•

Digital Presence for Brick-and-Mortar Stores. Through Wish Local, we partner with a global network of local brick-and-mortar stores and provide them with access to our global online user base and help enable online discovery of their stores and products.

•

Promotion. Wish merchants can amplify their reach and sales by utilizing our native advertising tool, ProductBoost. We utilize data science to optimize ad placement, target users, and maximize the merchant’s return on ad spend.

User-Generated Content Creation. User-generated content, in particular, authentic, localized content, can meaningfully improve user engagement and increase the purchases of products on our platform. Our value-conscious users rely on user-generated content such as reviews, ratings, photos, and videos, rather than brand recognition, when making purchase decisions. Our data science prioritizes items with favorable reviews, higher ratings and shipping history, connecting buyers with high-quality merchants and enhancing both the user and merchant experience.

Data Intelligence

•

Data Insight. We provide our merchants a comprehensive data set to run their businesses through the Wish Merchant Dashboard. This dashboard helps our merchants improve their performance in terms of total impressions, overall sales, product assortment, service quality, fulfillment, shipping needs, and refunds, among others.

•	Revenue Impact. Our proprietary, state-of-the-art data science capabilities are designed to display products to users who are most likely to buy them, in turn driving more revenue to merchants.

Logistics

•

Shipping Logistics. With ongoing changes to global postal regulations and increases in cross-border sales volume, logistics has become paramount for small merchants to succeed in ecommerce. We have developed a number of logistics programs to provide a set of reliable cross-border logistics solutions at competitive costs for our merchants. We believe that ensuring a consistent delivery experience for our users increases value to our merchants by boosting sales volumes and minimizing returns.

•

Wish Local Pick-Up. Through our Wish Local partnerships, we enable our online merchants to send their inventory to our more than 50,000 partner pick-up locations in close proximity to users to allow for quicker, localized pickup. These Wish Local stores effectively give us a local warehousing and fulfillment footprint around the world without owning any real estate.

Business Operations

•	Optimization Tools, Services, and Education. We provide tools, services, and ongoing education to our merchant base to help them improve their business operations and drive greater success.
•	Merchant Support. Wish assists merchants with international compliance, payment processing, user support, and certain other services.

Data Science

Our technology and data science capabilities drive all aspects of our business. Our data advantage comes from our rich and growing data set of historical and recent user and merchant behaviors and transactions, and deep understanding of our more than 100 million monthly active users, over 550,000 merchants, and approximately 1.7 million items sold per day. All of this feeds into a proprietary data science algorithm that we continuously optimize for more intelligent insights and decision making.

Key examples of how we use data science to drive our business include:

•

User Acquisition: We leverage the power of our proprietary data to make decisions on what to show to whom, when, and through which acquisition channel, with a focus on maximizing our return on marketing investment and conversion.

•

Lifetime Value Maximization: Data science plays a critical role in maximizing lifetime value (“LTV”) of our users and optimizing the initial user acquisition investment. We use data science to determine the allocation of marketing investment across different users, marketing channels, and user acquisition and re-engagement strategies.

•

Dynamic Pricing: We utilize our data to dynamically vary prices across products to optimize conversion as well as our margin. This type of shopping environment is well suited to gauge user demand and conduct price discovery on a global level as well as on an individual user level. We take into account characteristics of the product and the user to estimate price sensitivity and vary pricing to achieve a margin target at the user and basket level, as opposed to on individual items.

•

User Personalization: Our proprietary algorithms utilize a rich and growing data set of historical and recent user behaviors that includes browsing data, past transactions, reviews, and preferences noted on Wish, to display only the most relevant and personalized content. This data-driven approach enables efficient and enjoyable navigation and discovery on a mobile screen, creates purchase intent across a diverse set of products, and increases conversion to sales.

•

User-Generated Content: Our platform offers mostly unbranded goods today. Our value-conscious users rely on user-generated content such as reviews, ratings, photos, and videos, rather than brand recognition, when making purchase decisions. This makes the user-generated content on our platform an important source of trust and quality for our largely unbranded product selection.

•

Merchant Insights: Our platform includes a merchant dashboard with built-in analytics to help merchants sell more products and track their performance. Our data capabilities help merchants better understand user behavior and preferences, enabling them to operate more intelligently and efficiently.

•

ProductBoost: ProductBoost is our native advertising tool for merchants, which helps them promote their products on our platform. We utilize data science to improve the performance of ProductBoost and help maximize the merchants’ return on their ad spend.

•

Logistics: We leverage data science to improve transparency and logistics operational efficiency for our merchants, while also aiming at reducing shipping time and improving delivery reliability for our buyers.

•

User and Merchant Support: We use data to understand what a user or merchant is likely to need help with in order to improve the quality of support and maximize cost efficiency of providing such support.

Our Customers

We generate revenue from marketplace and logistics services provided to merchants. We consider both the merchant and the user to be customers. We provide a mix of marketplace services to merchants. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace. Our logistics offering for merchants, introduced in 2018, is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

Sales and Marketing

Our sales and marketing capabilities represent a core competency that is essential to the success of the Wish platform. We are focused on continuing to acquire new users efficiently, and building brand awareness and a demand generation engine. Our advertising costs to acquire new users constituted 94% of our sales and marketing expenses, and sales and marketing expenses constituted 77% of our operating expenses, in 2020. We have extensive experience in cost-effective, data-driven digital marketing and user acquisition. We also design innovative marketing programs that help increase brand awareness by targeting people who we believe have a higher propensity to engage with our platform and buy from our merchants. We continue to partner with various social-media platforms to ensure we gain exposure with broader audiences.

We currently acquire new users through a variety of marketing channels including social media, search engine optimization and brand-oriented marketing campaigns. We rely on our data to understand consumer behavior and long term value of the consumer which guide our acquisition strategy. We also utilize data in determining how best to engage our users and seek to optimize the mode, timing and frequency of interactions across our mobile app, SMS text, mobile notifications, and emails.

Over the last four years, we have invested heavily in building a talented in-house marketing team, while also developing proprietary technologies that enable us to build data-driven and highly-personalized campaigns that can scale globally on digital platforms including Facebook, Instagram, and various Google properties. Our marketing efforts also focus on re-targeting of existing users, building our brand, generating awareness, and cultivating the Wish community. Since 2017, we have a partnership with the Los Angeles Lakers, which involves placing the Wish logo on the jersey of Lakers players.

We utilize our Wish Stars community, a loyalty program of approximately 10,800 Wish power users and influencers across over 25 countries, as an additional marketing tool as well as to gather feedback and continue improving our platform. Targeting for this loyalty program is based on users’ social following and their purchase activities on Wish.

Additionally, our significant scale has resulted in significant growth in our organic reach which supplements our paid marketing efforts.

Finally, we also invest in efficient sales and marketing activities to identify and onboard high potential merchants around the world both for our online marketplace as well as Wish Local. Similar to our user acquisition strategies, we deploy digital performance marketing campaigns on social media and other channels to acquire new merchants. We supplement this effort with offline marketing activities that includes attending trade shows and conducting seminars. We also leverage partnerships with third-party platforms for merchant referrals.

Research and Development

We have a technology and data-driven research and development culture that allows us to deliver a high-quality experience for our users and merchants. Our research and development talent is responsible for the design, development, testing, and delivery of our platform and user experience. The vast majority of our research and development talent is located in San Francisco and Toronto. We strive to create an environment that utilizes our employees’ talents and satisfies their intellectual curiosities while promoting the development of impactful and transformative technologies.

As a company, we invest substantial resources in research and development to drive core technology innovation and bring new products to market. As of December 31, 2020, 43% of our total headcount was involved in research and development and related activities.

Our Competition

We compete for both users and merchants. For consumers, we compete on the basis of affordability and user experience. For merchants, we compete on the basis of providing profitable distribution, an end to end platform and global reach.

Our online competitors include large, global ecommerce platforms such as Amazon, Alibaba, and Shopify as well as more traditional discount retailers such as Walmart and Target. Our offline competitors also include scaled discount retailers that offer heavily discounted and off-season products, such as Dollar General and TJ Maxx. We are able to compete for Wish users based on our massive product selection, low prices and daily discounts, deeply-personalized and differentiated shopping experience powered by our data science and optimized for the mobile device, and entertainment derived from various engaging and interactive features of our platform.

Intellectual Property

We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology through a combination of trademarks, domain names, copyrights, trade secrets, patents, and confidentiality agreements with employees and third parties. We pursue the registration of our copyrights, trademarks, service marks, and domain names in the United States and in certain locations outside the United States. Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality protection procedures to protect our intellectual property rights.

See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Government Regulations

As with any company operating on the Internet, we are subject to a growing number of local, national and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently still evolving. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, U.S. federal and state laws, EU directives, and other national laws govern the processing of payments, consumer protection and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. The growing regulation of ecommerce worldwide could impose additional compliance burdens and costs on us or on Wish merchants, and could subject us to significant liability for any failure to comply. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, anti-corruption and export control laws. Recent trends globally toward increased protectionism and trade barriers can result in actions by governments around the world that may be disruptive to our businesses.

See Item 1A, "Risk Factors," for further discussion of risks related to government regulations and other legal obligations related to privacy, data protection, information security, and consumer protection.

Legal Proceedings

We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, torts, consumer protection, securities, employment, contractual rights or false or misleading advertising. We are also regularly subject to proceedings, claims, investigations and government inquiries seeking to hold us liable for the actions of merchants on our platform.

Although the results of the actual and threatened legal proceedings, claims, investigations and government inquiries in which we currently are involved cannot be predicted with certainty, we do not believe that there is a reasonable possibility that the final outcome of these matters will have a material adverse effect on our business or financial results. Regardless of the final outcome, however, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our reputation and brand, and other factors.

Human Capital

We are continually investing in the engagement and retention of our global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2020, we had a total of 875 full-time employees worldwide, of which 492 are in the US.

We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Diversity and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, color, citizenship, religion, creed, national origin, ancestry, gender, sexual orientation, age, marital status, veteran status, disability, medical condition, or any other status protected by applicable law. Our global employment policies and compliance trainings prohibit such discrimination and harassment. Our management team and employees are also expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and are required to attend annual training on the code of business conduct and ethics.

Employee Development and Training

Our values-based culture is a critical component of our success. Our employees worldwide are the lifeblood of our company and we strive to create an environment where they can contribute, learn, and grow in their careers in a creative and supportive work environment. Our culture focuses on fostering an environment of feedback, individual and team development through a collaborative and dynamic approach to team composition, and cross-organizational work activities. We foster opportunities for our employees worldwide to grow in both formal and informal learning environments, inside and outside the Company. We prioritize employee development and training, which we believe has a direct impact on employee growth, engagement, and retention. To continue to support managers and individual contributors within Wish, most of whom work remotely due to the on-going COVID-19 pandemic, we provide virtual training and development opportunities. We continue to optimize our organizational efficiency and collaboration by providing training on strengthening communication skills and leading effective meetings. We believe that employee development is a shared responsibility of employee and manager, and through both formal and informal methods, we strive to build trust and encourage knowledge sharing and mentorship. We have a robust talent calibration and succession planning process designed to assess our top talent identify any skills gaps with development plans.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in the state of Delaware in June 2010 as ContextLogic Inc., d/b/a “Wish.” Our principal executive offices are located at One Sansome Street 40th Floor, San Francisco, California 94104. Our telephone number is (415) 432-7323. Our website address is www.wish.com.

We use various trademarks, trade names, and design marks in our business, including Wish™, Wish Shopping Made Fun™, W™, WishPost™, Wish Pickup™, Wish Local™, ProductBoost™, and ContextLogic™. This annual report also contains trademarks and trade names of other businesses that are the property of their respective holders. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including ContextLogic Inc. that file electronically with the SEC. The address of that website is https://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports on our website at http://www.wish.com under the Investor Relations section. Such reports and other information are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Standards, the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Worldwide Code of Business Conduct are also available on our website. Information on our website is not, and will not be deemed, a part of this report or incorporated into any other filings the Company makes with the SEC.

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (https://ir.wish.com), press releases, SEC filings and public conference calls and webcasts. Information contained on or accessible through our websites are neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Before deciding whether to purchase shares of our Class A common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and all of the other information in this report. If any of the following risks actually occurs, our business, financial condition, results of operations, and prospects could be adversely affected. As a result, the price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our efforts to acquire new users and engage existing users may not be successful or may be more costly than we expect, which could prevent us from maintaining or increasing our revenue.

Our success depends on our ability to attract new users and engage existing users in a cost-effective manner. In order to acquire and engage users, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, such as our relationship with the Los Angeles Lakers and social influencers, and mobile “push” notifications, text messaging, and email. For the years ended December 31, 2020, 2019 and 2018, we spent $1.7 billion, $1.5 billion and $1.6 billion on sales and marketing, representing 67%, 77% and 91% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to comprise a substantial majority of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us anytime. Our investments in sales and marketing may not effectively reach potential users, potential users may decide not to buy through us, or user spend on our platform may not yield the intended return on investment, any of which could negatively affect our financial results.

Many factors, some of which are beyond our control, may reduce our ability to acquire, maintain and further engage with users, including those described in this “Risk Factors” section and the following:

•

system updates to app stores and advertising platforms such as Facebook and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to target a broad audience;

•	changes in advertising platforms’ pricing, which could result in higher advertising costs;
•

changes in digital advertising platforms’ policies, such as those of Facebook and Google, that may delay or prevent us from advertising through these channels, which could result in reduced traffic to and sales on our platform;

•	changes in search algorithms by search engines;
•	inability of our email marketing messages to reach the intended recipients’ inbox;
•	ineffectiveness of our marketing efforts and other spend to continue to acquire new users and maintain and increase engagement with existing users;
•	decline in popularity of, or governmental restrictions on, social media platforms where we advertise;
•	the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites;
•	consumer behavior changes as a result of COVID-19; and
•	products listed by merchants on our platform that are the subject of adverse media reports, regulatory investigations, or other negative publicity.

As a result of any of these factors or any additional factors that are outside of our control, if we are unable to continue acquiring new users or increasing engagement with existing users, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to promote, maintain, and protect our brand and reputation, and offer a compelling user experience, our ability to attract new users and engage with our existing base of users will be impaired.

We believe that maintaining our brand and reputation will be critical to attracting new users and encouraging users to transact on our platform. In addition to targeted online marketing, we spend a considerable amount of resources on promoting our brand and reputation. For example, we have recently begun to invest in additional off-line marketing activities. Our brand promotion activities may not be successful or cost effective, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. If we do not successfully drive brand awareness, we may fail to attract new users or increase engagement with existing users and our business may not grow or may decline, all of which could harm our business, financial condition, results of operations, and prospects.

Our ability to provide a high-quality user experience is also highly dependent on external factors over which we may have little or no control, including, without limitation, the reliability and performance of our merchants and third-party carriers. If our users are dissatisfied with the quality of the products sold on our platform, the customer service they receive or their overall user experience, or if our merchants or third-party carriers cannot deliver products to our users in a timely manner or at all, our users may stop purchasing products on our platform. Our users may also become dissatisfied with their user experience if they are unable to receive timely customer service, and because we rely in large part on an automated customer service system, it is possible our users could become dissatisfied with our customer service. We also rely on merchants for information, including product characteristics, descriptions, images, and availability that may be inaccurate or misleading. Our failure to provide our users with high-quality products and high-quality user experiences for any reason could substantially harm our reputation and adversely impact our efforts to develop Wish as a trusted brand, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, we may be subject to unfavorable publicity that would create a public perception that non-authentic, counterfeit, dangerous, illegal, or defective goods are sold on our platform, or that our policies and practices are insufficient to deter or respond to such conduct. Even if these claims are factually incorrect or based on isolated incidents, it could damage our reputation, diminish the value of our brand, draw governmental or regulatory scrutiny or action, undermine our trust and credibility, or have a negative impact on our ability to attract new users, or discourage our existing users from continuing to transact on our platform. We may also be subject to negative media regarding our privacy or cyber security practices, terms of service, product quality, litigation or regulatory activity, the sale of illicit or dangerous goods, other unauthorized actions by merchants on our platform, or the actions of other companies that provide similar services to ours, which may adversely affect our reputation, business, and financial results.

If we are unable to offer features and attract merchants to list products that keep pace with changing consumer preferences, our business, financial condition, and results of operations may be materially and adversely affected.

Constantly changing consumer preferences have affected and will continue to affect the ecommerce industry. We must stay ahead of emerging consumer preferences and anticipate product trends that will appeal to existing and potential users. Our users choose to purchase products due in part to the attractive prices that we offer, and they may choose to shop elsewhere if we cannot match the prices offered by other websites and platforms or by brick-and-mortar stores. If our users do not find our platform entertaining and are not shown desired products on our platform at attractive prices, they may lose interest in us, which in turn may materially and adversely affect our business, financial condition, and results of operations.

We rely on the Apple App Store and the Google Play Store to offer and promote our app. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, our business will suffer.

A significant portion of our users download our mobile app through the Apple App Store and the Google Play Store, and over 90% of our user activity and purchases occur on our mobile app.

We are subject to the policies and terms of service of these third-party platforms, which govern the promotion, distribution, content, and operation of our app on the platform. Each platform provider has broad discretion to change and interpret its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. A platform provider may also add fees associated with access to and use of its platform, alter how we are able to advertise on the platform, prevent our app from being offered on their platform, change how the personal information of its users is made available to application developers on the platform, or limit the use of personal information for advertising purposes.

If we violate, or a platform provider believes we have violated, its terms of service (or if there is any change or deterioration in our relationship with these platform providers), that platform provider could limit or discontinue our access to the platform. A platform provider may also object to content created by merchants on our platform, such as drug paraphernalia or adult content, and our perceived distribution or advertisement of such content may cause a platform provider to view us in a negative light or take other adverse actions against us. For example, platform providers have warned application developers on their platform, including Wish, that providing content related to drug paraphernalia or adult content could cause such platform providers to remove the apps from their platforms. While we believe that we have complied with platform providers’ requirements, they may introduce additional requirements in the future. If a platform provider establishes more favorable relationships with one or more of our competitors or such platform provider determines that we are a competitor, our access to a platform may be limited or discontinued entirely. Any limit or discontinuation of our access to any platform could adversely affect our business, financial condition, and results of operations.

In the past, some of these platforms have been unavailable for short periods of time. This and other changes, bugs, or technical system issues could degrade the user experience on our platform. There may also be changes to mobile hardware or software technology that make it more difficult for our users to access and use our platform on their mobile devices, which could adversely affect our user growth and user engagement. If any of these events recurs on a prolonged, or even short-term basis, or other similar issues arise that impact users’ ability to access our app or use mobile devices, our business, financial condition, results of operations, or reputation may be harmed.

Our quarterly and annual operating results may fluctuate, which could cause our stock price to decline.

Our quarterly and annual operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in this “Risk Factors” section as well as the following:

•	the amount and timing of our sales and marketing costs;
•	our user acquisition strategies;
•	traffic on our platform;
•	selling prices on our platform and the percentage of revenue we retain from the sale of products;
•	mix of products listed on our platform;
•	fraud, including the sale of counterfeit goods, and refunds, including our response to these areas;
•	continued impact from COVID-19, including the effects of increased online activity and government stimulus programs;
•	the level of merchant advertising on our platform;
•	disruptions in supply or shipment of products listed on our platform, especially from China where most of our merchants are currently located;
•	the actions of app stores and advertising platforms such as Facebook and Google;
•	seasonality;
•	fluctuations in exchange rates;
•	the amount and timing of our other operating expenses;
•	the expiration of expiration of contractual lock-up agreements and market standoff agreements;
•	the impact of competitive developments and our response to those developments;

•	changes in carrier policies and pricing and resulting higher logistics costs;
•	actual or perceived disruptions or defects in our platform, such as data security breaches or outages;
•	changes in laws and regulations that impact our business;
•	changes in tax laws in the jurisdictions in which we operate; and
•	general political, economic, and market conditions, particularly those affecting our industry.

Fluctuations in our quarterly and annual operating results may cause those results to fall below the expectations of analysts or investors, which could cause the price of our Class A common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.

In addition, we believe that our quarterly and annual operating results may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our historical growth may have overshadowed the seasonal effects on our historical operating results. These seasonal effects may become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of one quarter or one year as an indication of future performance.

If we lose the services of Piotr Szulczewski, our founder, CEO, and Chairperson, or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our founder, CEO, and Chairperson, Piotr Szulczewski, who is critical to our vision, strategic direction, culture, products, and technology. The loss of our founder and CEO, even temporarily, could harm our business.

Additionally, we rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business, and could affect our corporate culture.

We rely on our merchants to provide a positive experience to our users.

Negative publicity or sentiment as a result of complaints about merchants selling on our platform could reduce our ability to attract users, discourage users from making additional purchases on our platform, or otherwise damage our reputation. A perception that our levels of responsiveness and support for our users are inadequate could have similar results. In some situations, we may choose to reimburse users for their purchases to help avoid harm to our reputation, but we may not be able to recover the funds we expend for those reimbursements.

Disruptions in the operations of a substantial number of merchants on our platform, to the extent they are caused by events that are beyond their control, such as interruptions in order or payment processing, transportation disruptions, natural disasters, pandemics, inclement weather, terrorism, public health crises, or political unrest, could result in negative experiences for a substantial number of our users, which could harm our reputation and adversely affect our business. For example, during the initial outbreak of COVID-19, our merchants based in China experienced supply interruptions and delivery delays. If there are subsequent or further increases in the number of COVID-19 outbreaks in China or elsewhere, merchants on our platform may experience additional disruptions to their supply and restrictions on their ability to deliver products to our users in a timely manner, which could harm our business.

Our brand, reputation, and business may be harmed if merchants on our platform use unethical or illegal business practices, including the sale of hazardous, counterfeit, fraudulent, or illegal products, or if our policies and practices with respect to such sales are perceived or found to be inadequate, and we may be impacted by the unlawful activities of merchants on our platform.

It is important that both merchants and users have confidence in the transactions they are completing on our platform. Merchants on our platform have in the past, and may in the future, engage in illegal or unethical business practices. Allegations or findings of such illegal or unethical business practices by merchants on our platform could harm our brand, reputation, and business. Our policies promote legal and ethical business practices, such as prohibiting false or misleading selling information and the sale of hazardous, counterfeit, fraudulent, or illegal products. For example, our merchant terms explicitly prohibit any illegal activity by merchants including the listing or sale of illegal items and require compliance with our policies. We maintain a suite of policies that educate merchants regarding items and practices that are explicitly prohibited from the platform, as well as the penalties for violations of our policies. We enforce these policies through the use of human and machine reviews as well as penalties for merchants if a violation of the policies is discovered. However, we do not control merchants or their business practices and cannot ensure their compliance with our policies. If merchants on our platform engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our brand and reputation may be harmed. If our policies are violated by merchants, or if our policies and practices or responses to such conduct are perceived as or found to be inadequate by regulators or law-enforcement agencies, it could harm our brand, reputation, and business, including by subjecting us to government inquiries, investigations, or enforcement actions, as well as potential civil or criminal liabilities, or requiring changes to our policies and practices with respect to illegal or unethical business practices that could lower our revenue, increase our costs, make our platform less user-friendly, or otherwise adversely impact our business. For example, during the initial outbreak of COVID-19, a small number of merchants created listings of personal protective equipment and other health-related products that regulators deemed to violate consumer protections related to pricing and advertising. Though these listings were posted by merchants in violation of our policies, Wish has received and may continue to receive inquiries and demands from regulators regarding these listings. We believe that we have responded to and resolved these particular inquiries and demands, but we frequently receive and respond to inquiries and demands from regulators and law-enforcement agencies, and we expect to continue to receive more inquiries and demands in the future.

Proposed laws in Europe and the United States may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as a platform for merchant activity. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our merchants, including potentially for their conduct over which we have no control or influence. Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them.

Merchants on our platform have in the past, and may in the future, engage in fictitious transactions or collaborate with third parties in order to artificially inflate their sales records and search results rankings. Such activity may frustrate other merchants by enabling the perpetrating merchants to be favored over legitimate merchants, and may harm users by misleading them to believe that a merchant is more reliable or trustworthy than the merchant actually is. This activity may also result in inflated MAUs and other key metrics by which we measure our performance. Although we have implemented policies and practices to detect and penalize merchants who engage in fraudulent activities on our platform, there can be no assurance that such policies and practices will be effective in preventing fraudulent transactions. Any of these activities may adversely affect our brand, reputation, and business. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by merchants on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our platform less user friendly. Moreover, public perception that counterfeit or other unauthorized items are common in our platform, even if factually incorrect, could result in negative publicity and damage to our reputation and brand.

Our merchants rely on third-party carriers and transportation providers as part of the fulfillment process, and these third parties may fail to adequately serve our users.

We rely on merchants to properly and promptly prepare products ordered by our users for shipment and our logistics program relies on third-party carriers to deliver products as well as third parties to consolidate packages for shipping. Any failure by merchants to timely prepare such products for shipment or any delay by third-party carriers to deliver the products will have an adverse effect on the fulfillment of user orders, which could negatively affect the user experience and harm our business and results of operations. Any increase in shipping costs, any significant shipping difficulties, disruptions or delays, or any failure by merchants on our platform to deliver products in a timely manner or to otherwise adequately serve our users, could damage our reputation and brand, and may harm our business. For example, in the first quarter of 2018, PostNord, the postal service in Sweden, suspended delivery of packages coming from outside the European Union as it evaluated imposing processing fees and collection of taxes, which resulted in a decrease in sales in Sweden. In addition, during the initial outbreak of COVID-19, our cross-border logistics function was severely impacted in terms of both disrupted processing capabilities and increased costs, which resulted in a decrease in sales due to higher logistics costs and higher refund rates due to poor performance. Our merchants based in China also experienced supply interruptions and delivery delays during the initial outbreak of COVID-19.

Historically, our merchants in China have benefitted from lower shipping costs due to the Universal Postal Union Treaty (“UPU”). Certain expected changes to UPU postal rates that went into effect in July 2020 and other expected changes that will be implemented in the future are likely to increase the shipping rates our merchants incur to ship products from China. The actions we have taken in our logistics program to mitigate these increased costs may not be successful over the long term. If there are increases in shipping costs, the sales price of products on our platform could increase, which could reduce the volume of transaction activity on our platform to decrease and may consequently have a negative impact on our results of operations.

If merchants on our platform experience any recalls, product liability claims, or government or user concerns about product safety with respect to products sold on our platform, our reputation and sales could be harmed.

Our merchants are subject to regulation by the U.S. Consumer Product Safety Commission and similar state and international regulatory authorities, and their products sold on our platform could be subject to involuntary recalls, takedown notices, and other actions by these authorities. Concerns about product safety including concerns about the safety of products manufactured in developing countries, could lead to recalls of selected products sold on our platform. Recalls and government or user concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Additionally, laws and regulations relating to platform liability, such as the EU’s Market Surveillance Regulation, have been passed or implemented or are currently being considered by policymakers and regulators, which will place additional responsibilities on marketplaces to screen and monitor certain content or products. If these laws are passed or regulations implemented, we could be subject to product liability claims for products that are listed on our platform. Additionally, we may need to implement additional screening and monitoring systems in order to assess the products listed on our platform. These laws and regulations could cause our expenses to increase and require us to respond to product liability claims, which could have a material impact on our business and results of operations. Further, we may be subject to product liability claims where merchants lack sufficient assets or are not reachable, which could be costly to defend in the aggregate.

We generate a portion of our revenue from merchant advertising on our platform. A reduction in advertising spend by merchants could harm our business.

We have implemented new features on our platform, such as ProductBoost, which allow merchants to promote their listings to our users. In addition to generating revenue from merchants, these advertisements may also result in increased purchases by users. However, not all merchants on our platform may agree with us on the value of these new features and may not use ProductBoost, and some of our merchants could react negatively to these new features. During the initial outbreak of COVID-19, merchant advertising declined due to the shutdown of business activity in China. If we are unable to monetize existing and new features for merchants, it could have a significant impact on our business, financial condition, and prospects.

We plan to continue our efforts to improve our logistics programs and enable faster and more reliable delivery in order to help grow our business and generate revenue, but those efforts may not be effective.

We have worked to improve our logistics programs and to streamline our processes in order to provide a more consistent and reliable experience for our users through programs such as Wish Express and Wish Local. However, we still rely on third-party carriers for delivery and we are still in the process of establishing reliable long term agreements with such carriers both in the United States and worldwide. If we are not able to negotiate acceptable pricing, service level requirements, and other terms with these carriers, or these carriers experience performance problems or other issues, it could negatively impact our results of operations and our users’ experience. For example, due to COVID-19, global logistics has experienced longer delivery times.

We have also recently developed and experimented with different logistics programs in order to monetize our logistics platform. This is a relatively new business initiative for us. If we are unable to consistently generate revenue from our logistics platform or offer logistics services that are appealing to merchants and users, or if changes in carrier policies and pricing result in higher logistics costs, it could have a material impact on our business, financial condition, and prospects.

Building out our Wish Local program may be costly and time intensive and we may not receive the expected benefits.

In 2019, we introduced Wish Local, a program that develops partnerships with local brick-and-mortar stores that can serve as local pickup and delivery locations for users’ orders. In addition, Wish Local merchants can sign up to our Sell on Wish feature and upload their in-store inventory on Wish for local pick-up or delivery. The process of reaching out to and entering into relationships with these retailers can be time intensive and costly because we must evaluate and approve each retailer individually prior to them becoming part of the Wish Local program. Therefore, growing Wish Local may be more expensive and time consuming than we have estimated. Also, users may not use the Wish Local program as much as we expect, which would delay or prevent any expected benefits. For example, users may curtail their use of Wish Local due to health concerns regarding COVID-19 or stay-at-home mandates, which could slow growth of this program.

Our terms of service require Wish Local retailers to meet certain service level requirements with respect to holding and delivering Wish orders to users. If these retailers do not comply with these service level requirements, our reputation may be harmed. Additionally, we may need to implement monitoring systems to confirm that the Wish Local retailers are complying with service level requirements and to prevent fraudulent activities by these retailers. Implementing these systems may prove to be costly and time intensive.

Seasonality may cause fluctuations in our operating results.

Our operating results are seasonal in nature because our transaction volume is affected by traditional retail selling periods that impact sales on our platform. Our historical growth may have reduced or outweighed seasonal effects on our past financial results. However, seasonal effects may become more pronounced over time, which could cause fluctuations in our financial results. For example, sales on our platform have historically peaked in the fall and user activity begins to slow down in December as it may be too late to place orders for holiday delivery. Additionally, we have experienced some slowdown in merchant activity in late January or early February due to our China-based merchants celebrating the Chinese New Year holiday.

The market in which we operate is rapidly evolving and we face intense competition; if we do not compete effectively, our results of operations and financial condition could be harmed.

Our market is highly competitive and characterized by rapid changes in technology and consumer sentiment. Competition in our industry has intensified, and we expect this trend to continue as the list of our competitors grows. This competition, among other things, affects our ability to attract new users and engage our existing users.

We compete with ecommerce platforms and other retailers for merchants on our platform and merchants can list their goods on a number of ecommerce platforms, such as Amazon.com, Alibaba, and Shopify.

There are various factors that affect how merchants engage with our platform, including:

•	the number and engagement of users on our platform;
•	our fees;
•	our brand awareness;
•	our reputation;
•	the quality of our services; and
•	the functionality of our platform.

We also compete with retailers for the attention of users. A user has the choice of shopping with any online or offline retailer, whether large marketplaces, such as Amazon.com, Alibaba, and Shopify, as well as more traditional discount retailers, such as Walmart and Target, and discount retailers that offer heavily discounted and off-season merchandise, such as Dollar General and TJ Maxx, or local stores or other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our merchants to match.

There are various factors that affect how users engage with our platform, including:

•	our brand awareness and recognition;
•	our reputation;
•	the prices of goods sold on our platform;
•	the functionality of our platform;
•	ease of payment;
•	shipping terms; and
•	the breadth of the products sold on our platform.

Some of our competitors have, and potential competitors may have, longer operating histories, greater financial, technical, marketing, institutional and other resources, faster shipping times, lower-cost shipping, larger databases, greater name and brand recognition, or a larger base of users or merchants than we do. For example, Google or Facebook could enter the ecommerce space and they have significantly more resources and users than we do. They may devote greater resources to the development, marketing, and promotion of their services than we do, and they may offer lower pricing or free shipping to the users on their platforms. These factors may allow our competitors to derive greater revenue and profits from their existing user and merchant bases, acquire users at lower costs or respond more quickly than we can to new or emerging technologies and changes in trends and consumer shopping behavior. If we are unable to compete successfully, or if competing successfully requires us to expend greater resources, our financial condition and results of operations could be adversely affected.

We have a limited operating history at our current scale, which may make it difficult to evaluate our business and future prospects.

We began commercial operations in 2010 and have a limited history of generating revenue at our current scale. As a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses, and difficulties, including the risks and uncertainties discussed in this section.

We have a history of operating losses and we may not achieve or maintain profitability in the future.

Since our inception in 2010, we have incurred net losses each year. We incurred net losses of $745 million, $129 million, and $208 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $2.2 billion. We may not achieve or maintain profitability in the future. Our operating expenses may continue to increase in the future as we increase our efforts to expand our user base, continue to invest in the research and development of our technologies and service offerings and begin to operate as a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. Our revenue growth slowed for the year ended December 31, 2019 and may slow again, or our revenue may decline for a number of other possible reasons, including increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on growth opportunities.

If we fail to effectively manage our growth, our business, financial condition, and operating results could be harmed.

We have experienced rapid growth in our business, in the number of merchants and users, and the number of countries in which we have merchants and users, and we plan to continue to grow in the future, both in the United States and abroad. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks adequately, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.

Additionally, the growth of our business places significant demands on our management team and pressure to expand our operational and financial infrastructure. For example, we may need to continue to develop and improve our operational, financial and management controls and enhance our reporting systems and procedures. If we do not manage our growth effectively, the increases in our operating expenses could outpace any increases in our revenue and our business could be harmed.

Use of social media, emails, and text messages may adversely impact our reputation or subject us to fines or other penalties.

We use social media, emails, and text messages as part of our omnichannel approach to marketing. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting on our behalf or at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines, other penalties, or lawsuits. Although we continue to update our practices as these laws change over time, we may be subject to lawsuits alleging our failure to comply with such laws. In addition, our employees or third parties acting on our behalf or at our direction may knowingly or inadvertently use social media, including through advertisements, in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, users, merchants, or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage.

Our users may engage with us online through social media platforms, including Facebook, Instagram, and Twitter, by providing feedback and public commentary about all aspects of our business. Information concerning us or our merchants, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We are subject to payment-related risks.

Our users can pay for purchases using a variety of methods, including through credit cards or through various third-party payment processors, and we pay our merchants through a variety of methods. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our users’ ability to place orders, and our merchants’ ability to receive orders or payment could be adversely affected and our business could be harmed. For example, in 2014, PayPal temporarily suspended processing payments on our platform as a result of concerns related to products listed on our platform. If a third-party payment processor suspends service or has significant outages in the future and we do not have alternative payment processors in place or are unable to provide our own solution, our business could be harmed. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to our merchants, some merchants may increase the price of their products, stop listing new items for sale or even close their accounts altogether.

The laws and regulations related to payments are complex, evolving, subject to change and vary across different jurisdictions in the United States and globally. Any failure or claim of our failure to comply, or any failure by our third-party payment processors to comply, could cost us substantial resources and could result in liabilities. Further, through our agreements with our third-party payment processors, we are indirectly subject to payment card association operating rules, and certification requirements, including the Payment Card Industry Data Security Standard and Visa Network Rules, which are subject to change. Failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations with our third-party payment processors and could result in potential fines. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules could lead to increased fees for our merchants, which may negatively impact our marketplaces.

We track certain performance metrics with internal tools and do not independently verify such metrics. Certain of our performance metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We calculate and track performance metrics with internal tools, which are not independently verified by any third-party. While we believe our metrics are reasonable estimates of our user or merchant base for the applicable period of measurement, the methodologies used to measure these metrics require significant judgment and may be susceptible to algorithm or other technical errors. For example, user accounts are based on email addresses, and a user could use multiple email addresses to establish multiple accounts, and merchants in many instances will have multiple accounts. As a result, the data we report may not be accurate. Our internal tools and processes we use to identify multiple accounts or fraudulent accounts have a number of limitations, and our methodologies for tracking key metrics may change over time, which could result in unexpected changes to our metrics, including historical metrics. Our ability to recalculate our historical metrics may be impacted by data limitations or other factors that require us to apply different methodologies for such adjustments and we generally do not intend to update previously disclosed metrics for any such changes. Though we regularly review our processes for calculating metrics and may adjust our processes for calculating metrics to improve their accuracy, limitations or errors with respect to how we measure data (or the data that we measure) may affect our understanding of certain details of our business, which could affect our longer term strategies. If our performance metrics are not accurate representations of our business, user or merchant base, or traffic levels; if we discover material inaccuracies in our metrics; or if the metrics we rely on to track our performance do not provide an accurate measurement of our business, user or merchant base or traffic levels, we may not be able to effectively implement our business strategy, our reputation may be harmed, and our operating and financial results could be adversely affected.

Our merchants, platform partners, and investors rely on our key metrics as a representation of our performance. If these third parties do not perceive our user metrics to be accurate representations of our user base or user engagement, or if we discover material inaccuracies in our user metrics, our reputation may be harmed and merchants may be less willing to sell on our platform, which could negatively affect our business, financial condition, or results of operations.

We must develop new offerings to respond to our users’ and merchants’ changing needs.

Our industry is characterized by rapidly changing technology, new service and product introductions, and changing user and merchant demands.

Our users and merchants may not be satisfied with our new platform offerings or perceive that the new offerings do not respond to their needs. Developing new offerings is complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. As a result, the introduction of new offerings may occur after anticipated or announced release dates. In addition, new offerings could require us to comply with additional governmental regulations. Our new offerings also may bring us more directly into competition with companies that are better established or have greater resources than we do.

If we do not continue to cost-effectively develop new offerings that satisfy our users or merchants, then our competitive position and growth prospects may be harmed. In addition, new offerings may have lower margins than existing offerings and our revenue may not grow enough as a result of the new offerings to offset the cost of developing them.

If we fail to maintain, expand, and diversify our relationships with merchants, our revenue and results of operations will be harmed.

We rely on our merchants to offer products that appeal to our existing and potential users at attractive prices. Our ability to provide popular products on our platform at attractive prices depends on our ability to develop mutually beneficial relationships with our merchants. For example, we rely on our merchants, most of whom are based in China, to make available sufficient inventory and fulfill large volumes of orders in an efficient and timely manner to ensure a positive user experience. Merchants can leave our platform at any time, so we may experience merchant attrition in the ordinary course of business resulting from several factors, such as losses to competitors, perception that marketing on our platform is ineffective, reduction in merchants’ marketing budgets, and the penalties we impose on merchants for failing to comply with our policies. We have had, and may continue to have, disputes with merchants with respect to their compliance with our delivery requirements, quality control policies and measures, and the penalties imposed by us for violation of these policies or measures, which may cause them to be dissatisfied with our platform or to legally challenge the enforceability of our terms. If we experience significant merchant attrition, or if we are unable to attract new and geographically-diverse merchants, our revenue and results of operations may be materially and adversely affected. For example, during the initial outbreak of COVID-19, many of our merchants based in China were adversely impacted, which had a negative impact on the supply of inventory on our marketplace. In addition, our agreements with merchants also typically do not restrict them from establishing or maintaining business relationships with our competitors.

Failure to deal effectively with fraudulent activities on our platform would increase our loss rate and harm our business, and could severely diminish merchant and user confidence in and use of our services.

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a user did not authorize a purchase, merchant fraud, and users who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. We face risks with respect to fraudulent activities on our platform and periodically receive complaints from users who may not have received the products that they had contracted to purchase. In some European and Asian jurisdictions, users may also have the right to cancel a sale made by a merchant within a specified time period and for any reason. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad user experiences, and increase user satisfaction, including evaluating merchants on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among merchants, users, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to users or merchants, resulting in a reduction in our ability to attract new users or continue to engage current users, damage to our reputation, or a diminution in the value of our brand.

Additionally, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature, which results in chargebacks made to our users that we are not able to collect from our merchants. We do not currently carry insurance against this risk. We face the risk of significant losses from this type of fraud as our net sales increase and as we continue to expand globally. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business, results of operations, financial condition, and prospects.

We also accept payments for many of our sales through credit and debit card transactions, which are handled through third-party payment processors. As a result, we are subject to a number of risks related to credit and debit card payments, including that we pay interchange and other fees, which may increase over time and could require us to absorb or pass along an increase in our costs and expenses. In addition, as part of payment processing, our users’ credit and debit card information is transmitted to our third-party credit card payment processors. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our users’ credit or debit card information if the security of our third-party credit card payment processors is breached. We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our users in addition to the consequences that could arise from such action or inaction violating applicable privacy, data protection, data security and other laws as outlined above, and there may be an adverse impact on our business, results of operations, financial condition, and prospects.

The COVID-19 pandemic may continue to adversely affect our business and results of operations.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

Our operations and performance depend significantly on global and regional economic conditions, and the outbreak of COVID-19 has had a significant negative effect on global and regional economies. Further, the ability of our merchants to offer products and make available sufficient inventory in an efficient manner may be adversely affected by the health impacts, travel restrictions, required social distancing, and other governmental mandates due to COVID-19, which could negatively impact our users’ experience and cause our revenue and reputation to decline. Additionally, due to the economic impacts caused by COVID-19, consumer discretionary spending has been adversely affected, which may cause the demand for the products available on our platform to be reduced and our revenue to decline.

We are conducting business with substantial restrictions, such as remote working and limited to no employee travel, among other modifications. While our business occurs over an online platform, which allows us to support our merchants and users virtually, we cannot be certain that our ability to service our merchants and users will not be adversely affected by COVID-19.

We saw increased delivery times due to COVID-19 as the supply chain was disrupted and we experienced a reduction in the number of merchants on our platform. During this time, we temporarily shifted from air to ocean transport, which increased delivery times and also led to an increase in refunds. While the number of merchants on our platform has recovered due to the reopening of the economy in China, we continue to see moderate disruption in the supply chain that is affecting delivery times.

We benefited from greater mobile usage and less competition from physical retail as a result of shelter-in-place mandates. We also benefited from increased user spending due to U.S. government stimulus programs. While an additional stimulus program has been approved, such additional stimulus programs may not increase user spending on our platform and we cannot be certain additional stimulus programs will be offered, which may adversely affect user spending. Further, we cannot assure you that increased levels of mobile commerce will continue when COVID-19 has subsided or otherwise, or that the U.S. government will offer additional stimulus programs.

The global outbreak of COVID-19 continues to rapidly evolve, especially as COVID-19 cases and corresponding government actions responsive to COVID-19 continue to increase in certain parts of the world. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, travel restrictions, social distancing requirements, changes to consumer ecommerce activity in response to evolving governmental mandates that impact brick-and-mortar stores such as business closures or other governmental or business disruptions, global unemployment rates, the development and distribution of vaccines, and the effectiveness of actions taken in the United States and other countries to prevent, contain, and treat the disease. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic” for a further discussion of the impact of the COVID-19 pandemic on our business.

Our pricing strategies may not meet users’ price expectations or result in net income (loss), and laws and regulations could negatively impact the effectiveness of our model.

Our pricing strategies have had, and may continue to have, a significant impact on our revenue and net income (loss). In addition to offering discounted prices and shipping as a means of attracting users and encouraging repeat purchases, we use dynamic pricing, where pricing varies depending on factors such as user location and demand, which is intended to optimize revenue and volume and allows us to offer a variety of promotions and discounts. Such offers and discounts, however, may reduce our revenue and margins. In the future, laws applicable to data protection, consumer protection, and artificial intelligence may change in a manner that limits our ability to employ dynamic pricing. In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly affect the results of our pricing strategies. If our pricing strategies, which may evolve over time, fail to meet our users’ price expectations or fail to result in increased margins, or if we are unable to compete effectively with our competitors if they engage in aggressive pricing strategies or other competitive activities, it could have a material adverse effect on our business.

Our refund policies may adversely affect our results of operations.

We have adopted user-friendly refund policies that make it convenient and easy for users to receive a refund after completing purchases. These policies are designed to improve users’ shopping experience and promote user loyalty, which in turn help us acquire and engage our existing users. However, these policies also subject us to additional costs and expenses which we may not recoup through increased revenue. We may also be required by law to adopt new or amend existing refund policies from time to time. These policies also make us more susceptible to misuse and if our refund policy is misused by a significant number of users, our costs may increase significantly, and our results of operations may be materially and adversely affected. If we revise these policies to reduce our costs and expenses, our users may be dissatisfied, which may result in loss of existing users or failure to acquire new users at a desirable pace or cost, which may materially and adversely affect our results of operations.

Our ability to recruit and retain employees is important to our success.

Our future performance depends on our employees, including key engineering and product development personnel. Competition for key personnel is intense, especially in the San Francisco Bay area where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price may make it more difficult to attract, retain, and motivate employees.

Our forecasts of market opportunity and market growth may prove to be inaccurate, and, even if these forecasts materialize, we cannot assure you our business will grow at similar rates, if at all.

Estimates of market opportunity and forecasts of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including due to the impacts from COVID-19. Any estimates of the size of the markets that we may be able to address and any forecasts relating to the expected growth in ecommerce and other markets are subject to many assumptions and may prove to be inaccurate. These markets may not grow at the rates that we forecast. We may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any estimates of market opportunity and forecasts of market growth, including any in this report, should not be taken as indicative of our future growth.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate globally or in specific markets where we operate, consumer discretionary spending may decline and demand for products available in our platform may be reduced. For example, we benefited from increased user spending in 2020 due to U.S. government stimulus programs. However, while an additional stimulus program has been approved, such additional stimulus programs may not increase user spending on our platform and we cannot be certain additional stimulus programs will be offered, which may adversely affect user spending. Additionally, we cannot assure you that the U.S. government will offer additional stimulus programs once the COVID-19 pandemic has subsided or otherwise. A decrease in consumer discretionary spending would cause sales in our platform to decline and adversely impact our business.

We face risks relating to the inventory we purchase ourselves.

We directly purchase, on a very limited basis, some of the products that we sell on our platform. We assume the inventory damage, theft, and obsolescence risks, as well as product safety and price erosion risks for products that we purchase directly. These risks could become more significant in the future if we increase the amount of inventory that we purchase. These risks could also become more significant depending on the types of product we hold in our inventory, such as products that are subject to seasonality, changes in consumer preferences, rapid technological change, obsolescence, and price erosion. If we choose to carry significant levels of inventory in the future, any one of these inventory risks could adversely affect our operating results.

Unfavorable changes or failure by us to comply with evolving internet and ecommerce regulations could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and ecommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and ecommerce businesses is constantly evolving. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings, or actions against us by governmental entities or others, which could impact our operating results.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining any future acquisitions and investments.

We may acquire businesses or technologies in the future. Integrating an acquired business or technology is difficult and can be risky. These potential and completed transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;
•	the difficulty of integrating new businesses and technologies into our infrastructure; and
•

the risks associated with assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyberattacks, taxes, and other matters.

Moreover, acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. Finally, acquisitions could be viewed negatively by analysts, investors, merchants, or our users.

We may be involved in litigation matters or other legal proceedings that are expensive and time consuming.

We may become involved in litigation matters, including class action lawsuits and lawsuits relating to intellectual property and product liability, whether for our own products or those offered by merchants. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

From time to time, we are subject to investigations, demands, litigation and other proceedings involving consumer protection and data protection authorities or other regulatory agencies, including, in particular, in France, Italy, the Netherlands, and the United States. These proceedings can result in restrictive orders, large fines and other penalties. For example, as a result of the initial outbreak of COVID-19, consumer protection authorities demanded rapid and decisive changes in the way that we screen and handle product listings that potentially violate various laws, including emergency price caps on certain items. Implementing these requests or defending against any associated fines could prove expense and time consuming and negatively affect our results of operations and financial condition.

Additionally, the market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Risks Related to our International Operations

Economic tension between the United States and China, or between other countries, may intensify and the United States, China, or other countries may adopt drastic measures in the future that impact our business.

Our merchants source a large percentage of the products we list on our platform from China and other countries outside the United States. Additionally, most of our merchants, and some of our operations, are located in China, making the price and availability of products on our platform susceptible to international trade risks and other international economic conditions.

If the U.S. government imposes tariffs or other economic measures that directly or indirectly increase the price of products its imports and that we list on our platform, the increased prices could have a material adverse effect on our financial results and business. The effects of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action, relations and responses. Further escalation of trade tensions between the United States and its trading partners, especially China, could result in long-term changes to global trade, including retaliatory trade restrictions that restrict the international flow of products. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Additionally, the U.S. government may attempt to restrict the operation and access of certain China-based companies, such as TikTok, WeChat and Alipay in the United States. Other countries have indicated they may take similar actions. In response, government authorities in China, or elsewhere, may seek to restrict access and operation of U.S. companies. Most of our merchants and some of our operations are located in China; if our operations or our merchant’s activities were restricted in China, our platform, our business, financial condition, and results of operations would be adversely affected.

We are not able to predict future economic policy of the United States, China, or of any foreign countries in which we operate. The adoption and expansion of restrictions, including restrictions on access to apps and other platforms, cross-border data transfers, tariffs, or other governmental action related to economic policies, has the potential to adversely impact our business, operational results and financial position.

Certain aspects of our business relating to the provision of financial services are subject to government regulation and oversight.

Many jurisdictions in which we operate have laws that govern financial services activities. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and abroad. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

One of our subsidiaries, ContextLogic B.V., has applied for a payments institution license with its competent authority, De Nederlandsche Bank. This license would permit ContextLogic B.V. to provide payment services (including acquiring and executing payment transactions, as referred to in the Revised Payment Services Directive (2015/2366/EU)) in the Netherlands. In addition, ContextLogic B.V., once licensed, intends to provide such services on a cross-border passport basis into other countries within the European Economic Area (the “EEA”).

We continue to evaluate our options for seeking additional licenses in several other jurisdictions to optimize our payment solutions and support the future growth of our business. We could be denied such licenses, have existing licenses revoked, or be required to make significant changes to our business operations before being granted such licenses. If we are denied licenses or such licenses are revoked, we may be forced to cease or limit business operations in certain jurisdictions, including in the EEA, and even if we are able to obtain such licenses, we could be subject to fines or other enforcement action, or stripped of such licenses, if we are found to violate the requirements of such licenses. Such regulatory actions, or the need to obtain regulatory approvals, could impose significant costs and involve substantial delay in payments we make in certain local markets, any of which could adversely affect our business, financial condition, or operating results.

In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. For example, changes to the EU Payment Services Directive caused aspects of our payment operations in the EEA to fall within the scope of European payments regulation. As a result, ContextLogic B.V. is directly subject to financial services regulations (including those relating to anti-money laundering, terrorist financing, and sanctioned or prohibited persons) in the Netherlands and in other countries in the EEA where it conducts business. In addition, as we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, lending, online payments and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, lending, electronic funds transfers, anti-money laundering, counter-terrorist financing, banking, systemic integrity risk assessments, cyber security of payment processes, and import and export restrictions. Our business operations may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements or limits on our ability to expand our product offerings, could harm our business.

Further, our payment system is susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent sales of goods or services and payments to sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable anti-money laundering, counter-terrorism, and sanctions laws, and in the EEA to conduct appropriate risk assessments and implement appropriate controls once licensed as a regulated payments institution. Government authorities may seek to bring legal action against us if our payment system is used for improper or illegal purposes or if our enterprise risk management or controls in the EEA are not adequately assessed, updated, or implemented, and any such action could result in financial or reputational harm to our business. Additionally, some of our merchants use applications, such as WeChat, for transmitting payments and communicating with us. If any of these payment applications were limited or banned by governmental authorities, certain payments could be delayed or our communications with merchants could be adversely impacted.

We are subject to customs and international trade laws that could require us to incur increased costs or could result in a delay in getting products to users, which may limit our growth and cause us to suffer reputational damage.

Our business is conducted worldwide, with goods imported from and exported to a substantial number of countries. The vast majority of products sold on our platform are shipped internationally. We are subject to numerous regulations, including customs and international trade laws that govern the importation, exportation, and sale of goods. In addition, we face risks associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties, and import and export licensing requirements in the countries in which we operate. If these laws or regulations were to change or were violated by our management, employees or merchants, we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our services and negatively impact our results of operations.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effects on our operations. We may be required to make significant expenditures to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business. In addition, changes to legal requirements can create delays in the introduction and sale of our products and services, or in some cases, prevent the export or import or our products and services to certain countries, governments, or persons altogether.

We rely on the free flow of goods through open and operational ports worldwide. Labor disputes or other disruptions at ports create significant risks for our business, particularly if work slowdowns, lockouts, strikes, or other disruptions occur. Any of these factors could result in reduced sales or canceled orders, which may limit our growth and damage our reputation and may have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our international operations are subject to increased risks.

There are inherent risks in doing business internationally, including:

•

expenses associated with localizing our products and services and user data, including offering our users and merchants the ability to transact business in the local currency and language, and adapting our platform to local preferences;

•	challenges to enforceability in some foreign jurisdictions of so-called “clickwrap” contracts with our customers, merchants and Wish Local retailers;
•	trade barriers and changes in trade regulations;
•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
•	stringent local labor laws and regulations;
•	credit risk and higher levels of payment fraud;

•	laws or regulations related to the import or export of goods alleged to violate third-party intellectual property rights;
•	political or social unrest, economic instability, repression, or human rights issues;
•	geopolitical events, including natural disasters, public health issues, acts of war, and terrorism;
•

compliance with U.S. laws such as the Foreign Corrupt Practices Act and foreign laws prohibiting corruption, U.S. and foreign economic and trade sanctions laws, and U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	antitrust and competition regulations;
•	potentially adverse tax developments and consequences;
•	economic uncertainties relating to sovereign and other debt;
•	different, uncertain, or more stringent user protection, data protection, data collection, privacy, payments, advertising, pricing, and other laws;
•	limitations by governmental authorities on transmission of privacy information and other data between countries, whether from the United States or other jurisdictions;
•

restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, content, including uncertainty as a result of less internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices;

•	risks related to other government regulation or required compliance with local laws;
•	national or regional differences in macroeconomic growth rates; and
•	local licensing and reporting obligations.

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations may result in litigation, fines, criminal actions, or sanctions against us, our officers, or our employees; restrictions on the operations of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could harm our business.

We face exposure to foreign currency exchange rate fluctuations.

Our user pricing and payments are denominated in the local currencies of the users, primarily in U.S. dollars and Euros, and we make payments to the merchants in China for products sold on the Wish platform in Renminbi (“RMB”), which creates exposure to currency rate fluctuations. Additionally, our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the RMB. As part of our currency hedging strategy, we use financial instruments such as forward contracts to hedge our foreign currency exposure in order to reduce the frequency that we need to adjust local currency pricing as well as reduce the short term impact of foreign currency rate fluctuations on our operating results. We hedge to reduce the adverse effect a significant increase in the value of the RMB could have on our operating results and cash flows.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade is an important source of revenue for us. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the interaction of national postal systems, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit, and create shipping uncertainties. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenue and profits and could harm our business.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business and operations.

Most of our merchants, and some of our operations, are located in China. Accordingly, our business, financial condition, results of operations, and prospects may be influenced to a significant degree by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, and growth rate. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

Uncertainties with respect to the People’s Republic of China’s (“PRC”) legal system and changes in laws and regulations in China could adversely affect us.

Our operations in China are governed by PRC laws and regulations. Our Chinese subsidiaries are subject to laws and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. In addition, any new or changes in PRC laws and regulations related to foreign investment in China could affect the business environment and our ability to operate our business in China.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property and procedural rights could adversely affect our business and impede our ability to continue our operations.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The Chinese government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

Because our business may be subject to governmental supervision and regulation by the relevant Chinese governmental authorities in many aspects of the operation of online retailing, we may be required to hold a number of licenses and permits in connection with our business operation. New laws and regulations may be adopted from time to time to require additional licenses and permits other than those we currently have. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to online retail businesses. If the Chinese government considers that we were operating without the proper approvals, licenses or permits, or promulgates new laws and regulations that require additional approvals or licenses or impose additional restrictions on the operation of any part of our business, it has the power, among other actions, to levy fines, confiscate our income, revoke our business licenses, or require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these or other regulatory actions by the Chinese governmental authorities, including issuance of official notices, change of policies, promulgation of regulations and imposition of sanctions, may adversely affect our business and have a material and adverse effect on our results of operations.

Risks Related to Network and Infrastructure

Any significant disruption in service on our platform or in our computer systems, some of which are currently hosted by third-party providers, could damage our reputation and result in a loss of users, which would harm our business and results of operations.

Our brand, reputation and ability to deliver a positive user experience depends upon the reliability of our infrastructure. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down or interfered with the performance of our websites and apps, or particular features of our websites and apps, and we may experience interruptions in the future. For example, in June 2020, we experienced a full platform outage for more than one hour due to the release of a software update that did not follow proper internal protocols. We have since updated our processes for following such protocols. Interruptions, whether due to system failures, human errors, computer viruses, physical or electronic break-ins, denial-of-service attacks, and capacity limitations, could prevent or inhibit the ability of merchants to access, or users from completing purchases on, our websites and apps. Volume of traffic and activity on our platform spikes on certain days, and any such interruption would be particularly problematic if it were to occur at such a high volume time. Problems with the reliability of our systems could prevent us from earning revenue and could harm our reputation. Damage to our reputation, any resulting loss of user confidence and the cost of remedying these problems could negatively affect our business, results of operations, financial condition, and prospects.

We either lease or own our servers and have service agreements with data center providers. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur. Our systems are not completely redundant, so a system failure at one site could result in reduced platform functionality for our users, and a total failure of our systems could cause our websites or apps to be inaccessible by some or all of our users. A significant portion of our data storage, data processing and other computing services and systems is hosted by Amazon Web Services (“AWS”). AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Problems with our third-party service providers, including AWS, or with their network providers or with the systems allocating capacity among their users, including us, could adversely affect our users’ experience. Our third-party service providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy or reorganization, faced by our third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our needs for capacity, this could have an adverse effect on our business. In the event that our agreement with AWS, or other third-party service providers, is terminated, or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users or merchants, any of which could adversely affect our business, financial condition, and results of operations.

Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit, and store data about our users, merchants and others, including personally identifiable information and personal data, as well as other confidential information.

We also engage third parties that store, process, and transmit these types of information on our behalf. We rely on technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries, or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, ecommerce websites are often attacked through compromised credentials, including those obtained through phishing, credential stuffing, and password spraying. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, viruses, malicious software, break-ins, phishing attacks, accidental actions or omissions to act that create vulnerabilities, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not be able to anticipate or prevent all types of attacks, and we may not detect such attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Cyber security incidents or breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of our data, including user information, personally identifiable information, or other confidential or proprietary information of ours or of third parties; viruses, worms, spyware, or other malware being served from our websites, networks, or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. Social engineering, phishing, malware, and similar attacks and threats of denial-of-service attacks could have a material adverse effect on our operations. Additionally, from time to time, our merchants’ and users’ accounts have been subject to unauthorized access by third parties, including through illicit purchase of usernames and passwords by bad actors. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a user or merchant password could access the user or merchant’s transaction data or personal information, resulting in the perception that our systems are insecure.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure (including costs for technical teams to investigate and remediate such incidents), adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition, and prospects. We devote significant resources to protect against security breaches and we may need to devote more resources in the future to address problems caused by breaches, including notifying affected users and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, pandemic or epidemic, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions breaches of data security and loss of critical data, all of which could harm our business, results of operations, and financial condition.

Additionally, we rely on our network and third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, operational support, hosted services, and marketing activities. If these systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver a positive user and merchant experience would be impaired.

As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

We are subject to governmental regulation and other legal obligations related to privacy, data protection, information security, and consumer protection. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties, or adverse publicity.

We collect personally identifiable information and other data from users and prospective users. We use this information to provide services and relevant products to our users, to support, expand and improve our business, and to tailor our marketing and advertising efforts. We may also share users’ personal data with certain third parties as authorized by the user or as described in our privacy policy.

As a result, we are subject to governmental regulation and other legal obligations related to the protection of confidential and sensitive data (including personally identifiable information and personal data), privacy, information security and consumer protection in certain countries where we do business and there has been and will continue to be a significant increase globally in such laws that restrict or control the use of personal data.

In Europe, where the data privacy and information security regime underwent a significant change in 2018, the legal environment related to personal data continues to evolve and companies like us that process personal data from large numbers of individuals are subject to increasing regulatory scrutiny. The General Data Protection Regulation (“GDPR”), implemented more stringent operational requirements for our use of personal data. These more stringent requirements include expanded disclosures to tell our users about how we may use their personal data, increased controls on profiling users and increased rights for users to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of global turnover for the preceding financial year.

Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. To the extent that we or our service providers were to rely on the EU-U.S. Privacy Shield Framework, we may not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the European Union. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online behavioral advertising, and laws in this area are also under reform. In the European Union, current national laws that implement the ePrivacy Directive will be replaced by an EU regulation known as the ePrivacy Regulation. The draft ePrivacy Regulation retains existing informed consent conditions and also imposes the strict opt-in marketing rules on direct marketing that is “presented” on a web page rather than sent by email, alters rules on third-party cookies and similar technology and significantly increases penalties for breach of the rules. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact the effectiveness of our marketing. Such regulations may also increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. The ePrivacy Regulations draft also advocates the development of browsers that block cookies by default. These developments could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective users, which could adversely affect our business, given our use of cookies and similar technologies to target our marketing and personalize the user experience.

Further, Brexit created uncertainty with regard to data protection regulation in the United Kingdom. Until December 31, 2020, EU law continued to apply in the UK, including the GDPR, after which the GDPR was to be converted into U.K. law. Beginning in 2021, the UK is now a “third country” under the GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the U.K. privacy laws in connection with any measures we take to comply with them.

As interpretation of both the ePrivacy Regulation and GDPR develop, we could incur substantial costs to comply with these regulations. The changes could require significant systems changes, limit the effectiveness of our marketing activities, adversely affect our margins, increase costs and subject us to additional liabilities.

In the United States, federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about users or their devices. For example, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020 and introduced substantial changes to privacy law for businesses that collect personal information from California residents. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. And on November 3, 2020, California passed the California Privacy Rights Act (the “CPRA”). The CPRA, which will not be fully in effect until January 1, 2023, amends and expands the CCPA, including the introduction of sensitive personal information as a new regulated dataset in California that is subject to new disclosure and purpose limitation requirements. Other states may decide to adopt similar laws in the future. Additionally, the U.S. Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

Many data protection regimes apply based on where a user is located, and as we expand our platform and new laws are enacted or existing laws change, we may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy and regulation of email providers and those that require localization of certain data, which could require us to incur additional costs and restrict our business operations. Any failure or perceived failure by us to comply with rapidly evolving privacy or security laws policies (including our own stated privacy policies), legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other user data may result in governmental enforcement actions, litigation (including user class actions), fines and penalties or adverse publicity and could cause our users to lose trust in us, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules, and regulations applicable to us and our business, including those relating to the internet and ecommerce, internet advertising and price display, consumer protection, anti-corruption, economic and trade sanctions, tax, payments, banking, data security, network and information systems security, data protection and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our services, limit marketing methods and capabilities, affect our margins, increase costs or subject us to additional liabilities. For example, as a result of the initial outbreak of COVID-19, consumer protection authorities demanded rapid and decisive changes in the way that Wish screens and handles product listings that potentially violate various laws, including emergency price caps on certain items. We believe we have legal grounds to satisfy current requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.

Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and ecommerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities, quality of services and consumer protection. For example, the European Union’s Market Surveillance Regulation, which takes effect in July 2021, places new obligations on marketplaces and is designed to reduce the availability of unsafe products in Europe when offered by sellers outside of the region. Denmark has passed a law placing new burdens on marketplaces and giving its regulators the right to request fines and shutdowns where marketplaces are consistently unsuccessful in screening products that are unsafe or unlawful. Furthermore, the growth and development of ecommerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Likewise, the Securities and Exchange Commission (the “SEC”), the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories, including Cuba, Iran, North Korea, Syria and the Crimea region of Ukraine, as well as specifically targeted individuals and entities that are identified on United States’ and other blacklists, and those owned by them or those acting on their behalf. Anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, to private persons to obtain or retain business or an improper business advantage. Although we have policies and procedures in place designed to promote compliance with these laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures, or violate applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation and damage to our reputation and the value of our brand.

Additionally, the law relating to liability of online service providers is currently unsettled. Lawmakers and governmental agencies have in the past and could in the future require changes in the way our business is conducted, including with explicit obligations to inspect and screen content and products or implicit obligations that might stem from increased legal liability for online service providers. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

Risk Related to Our Intellectual Property

We may be unable to protect our intellectual property adequately.

Our intellectual property is an essential asset of our business and our success is dependent, in part, upon protecting our intellectual property. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality protection procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged, and may be of limited territorial reach. Moreover, effective trademark, copyright, patent and trade secret protection may not be available or commercially feasible in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. While we have obtained or applied for patent protection with respect to some of our intellectual property, we generally do not rely on patents as a principal means of protecting intellectual property. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.

We may be subject to claims that items listed on our platform are counterfeit, infringing or illegal, which may harm our business.

We frequently receive communications alleging that items listed on our platform infringe third-party copyrights, trademarks, or other intellectual property rights. We have intellectual property complaint and take-down procedures in place to address these communications, and we believe such procedures are important to promote confidence in our platform and provide users reassurance in the products they are purchasing. We follow these procedures to review complaints and relevant facts to determine the appropriate action, which may include removal of the item from our platform and, in certain cases, prohibiting merchants from participating in our platform who repeatedly violate our policies.

Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by merchants on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law and the Communications Decency Act, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by our merchants and users. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of merchants on our platform. We may also be directly liable for the inventory we purchase ourselves that we sell on our platform.

In addition, allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted in actual litigation from time to time by rights owners against merchants. These and similar suits have resulted in the freezing of merchant accounts or the shutdown of merchant storefronts on our platform, which can adversely impact revenue in the short-term, and may require us to spend substantial resources to comply with court orders. We may also incur costs responding to subpoenas from governmental authorities regarding illegal or counterfeit products listed for sale on our platform. In addition, we may receive media attention relating to the listing or sale of illegal or counterfeit goods, which could damage our reputation, diminish the value of our brand, and make users and merchants reluctant to use our platform.

Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them.

Under our standard form agreements, we require our merchants to indemnify us for any losses we suffer or any costs that we incur due to any products sold by these merchants. However, we may not be able to successfully enforce our contractual rights and may need to initiate costly and lengthy legal proceedings to protect our rights.

We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive communications that claim we have infringed, misappropriated or misused others’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Third parties may have intellectual property rights that cover significant aspects of our technologies or business methods and prevent us from expanding our offerings. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. In addition, some of our competitors have extensive portfolios of issued patents. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Moreover, our patents may provide little or no deterrence in litigation involving patent holding companies or other adverse patent owners that have no relevant product revenue. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third-party’s rights in jurisdictions where we do business. We also might be required to enter into costly settlement agreements or seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Our software is highly complex and may contain undetected errors.

The software and code underlying our platform is highly interconnected and complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We typically release software code daily and this practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the user and merchant experience on our platform. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our website or mobile app or third-party APIs on which our website and mobile app rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our merchants or users, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

Our use of open source software may pose particular risks to our proprietary software and systems.

We use open source software in our proprietary software and systems and will use open source software in the future. The licenses applicable to our use of open source software may require that source code that is developed using open source software be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of, or remove, the implicated open source software. Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Risks Related to Our Taxes and Financial Position

Our business and our merchants and users may be subject to sales and other taxes, including in the European Union starting in July 2021, and these taxes may negatively impact our revenue and growth.

The application of indirect taxes, such as sales and use tax, value-added tax, provincial taxes, goods and services tax, business tax and gross receipt tax to our business and to our merchants is a complex and evolving issue. Many of the statutes and regulations that govern these taxes were established before the expansion of the internet and ecommerce. In many cases, it is not clear how existing statutes apply to ecommerce. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about new legislative action to increase tax revenue, including through indirect taxes.

Significant judgment and expertise is required to evaluate applicable tax obligations. As a result, amounts recognized may be subject to adjustments by the relevant tax authorities. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to the businesses of our merchants. One or more states, the federal government or other countries may seek to impose additional reporting, recordkeeping or indirect tax collection obligations on businesses like ours that facilitate ecommerce.

State and local taxing authorities in the United States have identified ecommerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. U.S. states began enacting related legislation with effective dates in early 2018 and in June 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an ecommerce platform to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Most U.S. states have since followed suit in enacting similar legislation and proposed legislation is in process in the few remaining states.

Outside of the United States, the application of value added tax or other indirect taxes on ecommerce providers continues to evolve. An increasing number of jurisdictions are legislating or have adopted laws that impose new taxes, including revenue-based taxes that target ecommerce and the remote selling of goods. These laws include new obligations to collect sales, consumption, value added, or similar taxes on ecommerce platform and remote sellers, or other requirements that may result in liability for third-party obligations. For example, effective July 2018 Australia removed its exemption on low valued imports and New Zealand followed suit in December 2019 requiring the collection of goods and services tax by ecommerce providers.  As a result of Brexit, the U.K. began imposing value added tax on ecommerce platform effective January 2021, and the European Union will abolish its low value goods exemption effective July 2021 and require online marketplace facilitators to collect and remit value added tax. Our business could be adversely affected by additional taxes that focus on marketplace service revenue.

Additionally, existing and new tax laws and legislation could require us or our merchants to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. Further, these laws can be applied prospectively or retroactively. Noncompliance with new laws may result in fines or penalties. It is possible we may not have sufficient notice to create and adopt processes to properly comply with new reporting or collection obligations by the effective date.

Our results of operations and cash flows could be adversely affected by additional taxes or increasing taxes of this nature imposed on us prospectively or retroactively, or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our users, merchants or other third parties for tax reporting purposes to various government agencies.

We may experience fluctuations in various tax related obligations.

We are subject to various taxes in the United States and in many other jurisdictions. We record these taxes based on current tax payment calculations and estimates of tax liabilities, which may include estimates of probable settlements of tax audits. The determination of these liabilities requires estimation and significant judgment and the ultimate determination is uncertain. At any time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates related to potential audits and as exposures are re-evaluated. While we have estimated accruals that we believe are reasonable to cover potential exposures, the reserves may ultimately not be sufficient and additional cash outflows may result. Fluctuations in our tax obligations could adversely affect our business.

We may not be able to utilize a significant portion of our net operation loss carryforwards, and other tax attributes, which could adversely affect our profitability.

As of December 31, 2020, we had federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $438 million that have an unlimited carryover period. As of December 31, 2020, we had state NOLs available to reduce future taxable income, if any, of $1.5 billion that begin to expire in 2029 and continue to expire through 2040 and $13 million that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, the utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that have occurred or could occur in the future. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before

2023. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows, which could adversely affect our profitability.

We may need additional capital, which may not be available to us on acceptable terms or at all.

We believe that our existing cash, cash equivalents and marketable securities, together with cash generated from our operations, will be enough to meet our anticipated cash needs for at least the next 12 months. However, we may require additional cash resources due to changes in business conditions or other developments, such as acquisitions or investments we may decide to pursue. We entered into the Revolving Credit Facility, which will provide additional funds and we may sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in dilution to our existing stockholders. The Revolving Credit Facility contains customary conditions to borrowing, including covenants that restrict our ability (and the ability of certain of our subsidiaries) to incur indebtedness without the lenders’ permission. Any debt financing that we may secure in the future could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. It is also possible that financing may not be available to us in amounts or on terms acceptable to us, if at all.

Risks Related to Our Class A Common Stock

The price of our Class A common stock could be volatile and may decline. Declines in the price of Class A common stock could subject us to litigation.

Prior to our IPO, there was no public market for our Class A common stock and an active trading market may not develop. Even if such a market does develop, it may not be sustainable. If trading in our Class A common stock is not active, investors and other stockholders may not be able to sell their shares quickly, at the market price or at all. In addition, the market price of our Class A common stock has fluctuated and may continue to fluctuate substantially. Further, the trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the price of our Class A common stock could be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in this “Risk Factors” section and others such as:

•

variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this report, as well as how those results and metrics compare to analyst and investor expectations;

•	speculation about our operating results in the absence of our own financial projections;
•	failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our Class A common stock;
•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;
•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•	changes in our senior management or other key personnel;
•	disruptions in our platform due to hardware, software or network problems, security breaches or other issues;
•	the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our merchants and users;
•

trading activity by our principal stockholders, including upon the expiration of contractual lock-up agreements and market standoff agreements, and other market participants, in whom ownership of our Class A common stock may be concentrated following our IPO;

•	changes in legal or regulatory requirements relating to our business;
•	litigation or other claims against us;

•	the number of shares of our Class A common stock that are available for public trading; and
•	any other factors discussed in this report.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The price of our Class A common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.

Our actual operating results may differ significantly from our outlook.

From time to time, we release outlook (or guidance) in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future financial performance that represents our management’s estimates as of the date of release. This outlook, which includes forward-looking statements, is based on projections prepared by our management. This outlook is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants (AICPA) regarding projections or the SEC regarding forward-looking statements, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, industry, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release outlook is to provide a basis for our management to discuss our business expectations with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the outlook furnished by us will not materialize or will vary significantly from actual results. Accordingly, our outlook is only an estimate of what management believes is realizable as of the date of release. Actual results may vary and the variations may be material. We expressly disclaim any obligations to update or revise any outlook, whether as a result of new information, future events or otherwise, except as required by law. In light of the foregoing, investors are urged to put the outlook in context and not place undue reliance on it.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Form 10-K could result in the actual operating results being different from our outlook, and the differences may be adverse and material.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

We currently intend to use the net proceeds from our IPO for working capital, operating expenses, sales and marketing expenses to fund the growth of our business, and capital expenditures. In addition, we may use a portion of the net proceeds to acquire complementary businesses, products, services, or technologies. However, we have no current understandings, agreements or commitments for any specific material acquisitions at this time. We have not yet determined the manner in which we will allocate the net proceeds we received from our IPO and as a result, our management will have broad discretion in the allocation and use of the net proceeds.

The failure by our management to allocate or use these funds effectively could harm our business. Pending their use, we may invest the net proceeds we received from our IPO in a manner that does not produce income or that loses value. Our ultimate use of the net proceeds from our IPO may vary substantially from the currently intended use.

Our directors, executive officers and principal stockholders beneficially own a substantial percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers, greater than 5% stockholders and their respective affiliates held in the aggregate approximately 73% of the voting power of our outstanding capital stock as of December 31, 2020. In addition, Piotr Szulczewski, our founder, CEO, and Chairperson, was able to exercise voting rights with respect to an aggregate of approximately 81 million shares of our capital stock, which represented approximately 59% of the voting power of our outstanding capital stock as of December 31, 2020. Therefore, these stockholders will continue to have the ability to influence us through their ownership position. For example, our CEO and these stockholders would be able to control elections of directors, amendments of our charter documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our Chief Executive Officer, which will limit investors’ ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 82% of the voting power of our outstanding common stock as of December 31, 2020. This includes shares subject to proxies held by Mr. Szulczewski, which represented approximately 21% of the voting power of our outstanding capital stock as of December 31, 2020. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 5% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Mr. Szulczewski retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.

In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. It is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock could result in additional dilution to our stockholders and could cause the price of our Class A common stock to decline.

We may issue additional Class A common stock, convertible securities or other equity. We also expect to issue Class A common stock to our employees, directors and other service providers pursuant to our equity incentive plans and Class B common stock with respect to awards currently outstanding under our 2010 Stock Plan. Such issuances could be dilutive to investors and could cause the price of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our Class A common stock.

The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our Class A common stock available for sale. Additionally, in connection with our IPO, substantially all of our stockholders entered into lock-up agreements with the underwriters in the IPO. Other than the restrictions under Rule 144, we expect substantially all of our shares of Class A and Class B common stock will be available for sale on the earlier of (i) the opening of trading on the second trading day immediately following our release of earnings for the first quarter of fiscal 2021 and (ii) June 14, 2021.

The market price of the shares of our Class A common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, could limit attempts to make changes in our management and could depress the price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. Among other things, they provide:

•

for a dual class common stock structure, which provides Mr. Szulczewski with the ability to control the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•

at any time after our first annual meeting of stockholders when the outstanding shares of our Class B common stock represent less than 40% of the combined voting power of our common stock, our board of directors will be classified into three classes of directors with staggered three-year terms;

•

at any time after our first annual meeting of stockholders when the outstanding shares of our Class B common stock represent less than 40% of the combined voting power of our common stock, directors will be able to be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of our common stock. Vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•

certain amendments to our restated certificate of incorporation or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;

•	authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•

at any time after our first annual meeting of stockholders when the outstanding shares of our Class B common stock represent less than 40% of the combined voting power of our common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;

•

stockholders may not call special meetings of the stockholders and our restated certificate of incorporation provides that so long as our outstanding shares of Class B common stock represent 25% or more of our total voting power, any transaction that would result in a change in control of us will require the approval of a majority of our outstanding Class B common stock voting as a separate class;

•	our board of directors is expressly authorized to amend or repeal any provision of our bylaws;
•	that the forum for certain litigation against us must be Delaware or the U.S. federal district courts; and
•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) may delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees. Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty; (iii) any action arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws (as either may be amended from time to time); (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation further provides that the U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either exclusive forum provision of our certificate of incorporation to be inapplicable to or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

We do not intend to pay dividends on our capital stock, so any returns will be limited to increases in the value of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our Revolving Credit Facility contain, and any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to increases in the price of our Class A common stock, if any.

General Risk Factors

We may be subject to tax related controversies.

We may also be subject to tax controversies in the United States and in foreign jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals and while we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, our management team has limited experience managing a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The rules and regulations of Nasdaq also apply to us. As part of the new requirements, we need to establish and maintain effective disclosure and financial controls and we have made changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming or costly, and increase demand on our systems and resources.

Most of our management and other key personnel have little experience managing a public company and preparing public filings. In addition, as a public company, our management and other key personnel must divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

As a result of disclosure of information in this report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by stockholders and competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

Our management is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, starting with our Annual Report on Form 10-K for the year ending December 31, 2021, our auditor will be required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting starting with the second annual report that we file with the SEC after our initial public offering (“IPO”).

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our Class A common stock to decline. In addition, we could become subject to investigations by the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the fair value of financial instruments, useful lives of long-lived assets, fair value of common stock, fair value of derivative instruments, fair value of redeemable convertible preferred stock and related redeemable convertible preferred stock warrant and equity awards and other equity issuances, incremental borrowing rate applied to lease accounting, contingent liabilities, allowances for returns and refunds and uncertain tax positions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The trading market for our Class A common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If few analysts cover us, demand for our Class A common stock could decrease and our Class A common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters occupies approximately 106,000 square feet in San Francisco, California under leases that expire in 2025. We also lease offices in California and Washington, as well as locations internationally, including in China and the Netherlands.

Currently, our employees are working remotely in accordance with stay-at-home mandates enacted due to COVID-19. We believe that if and when our employees return to the office, our existing facilities will be sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Proceedings” in Note 7, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “WISH” since December 16, 2020. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2020, we had 139 holders of record of our Class A common stock and 107 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Stock Performance Graph

As we only started trading on December 16, 2020, we did not include the graph comparing the performance of our stock against our selected indexes in this 2020 Annual Report on Form 10-K as we believe the information would be not meaningful. We will start to include the stock performance graph in our 2021 Annual Report on Form 10-k.

Unregistered Sales of Equity Securities

(a) Unregistered Sales of Equity Securities

None

(b) Use of Proceeds

Our IPO of Class A common stock was effected through a Registration Statement on Form S-1 (File Nos. 333-250531), which was declared or became effective on December 15, 2020. There has been no material change in the use of proceeds from our IPO as described in our final prospectus dated December 15, 2020 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act. Refer to Note 1 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for additional details related to our IPO.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our business). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the special note regarding forward-looking statements, consolidated financial statements and the related notes included in this report.

Financial Results for the Year Ended December 31, 2020

•	Total revenue was $2.5 billion, an increase of 34% year-over-year.
•	Total costs and expenses were $3.2 billion, including stock-based compensation expense of $390 million.
•	Loss from operations was $631 million.
•	Net loss was $745 million.
•	Cash and cash equivalents and marketable securities were $2.1 billion.

As of December 31, 2020, we had an accumulated deficit of $2.2 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, continued development of our mobile shopping marketplace infrastructure and development of other businesses.

Initial Public Offering

In December 2020, we completed our IPO of Class A common stock, in which we sold 46 million shares. The shares were sold at an IPO price of $24.00 per share for net proceeds of $1.1 billion, after deducting underwriting discounts and commissions of approximately $52 million. We incurred offering costs, net of reimbursements, of approximately $6 million.

Our Financial Model

Our business benefits from powerful network effects, fueled by our data advantage and massive scale. As more users join Wish, attracted by our affordable value proposition and shopping experience, we are able to increase revenue potential for our merchants. As more merchants succeed on Wish, more merchants join the platform and grow their businesses with Wish, broadening our product selection, which in turn improves user experience. By developing a strategy focused on users and merchants, we align user and merchant success with the success of our financial model. The growth in users and merchants generates more data, further strengthens our data advantage and creates an even better experience for everyone on our platform, in turn attracting more users and high-quality merchants.

Our model relies on cost-effectively adding new users, converting those users into buyers and improving engagement and monetization of those buyers on Wish over time as well as adding new merchants, delivering economic success for those merchants, and having those merchants use more of our end-to-end platform.

The following are key elements of our financial model that drive our growth:

•

Increase the scale and growth of our user and buyer base.    Attracting and engaging users have been our key areas of focus since our founding. We measure our effectiveness in attracting and engaging users through metrics such as our MAUs, which increased over 19% from the year ended December 31, 2019 to the year ended December 31, 2020. This increase has primarily been driven by the growing popularity and recognition of our brand and platform, the user preferences for our differentiated mobile shopping experience, wide selection of attractively priced products, and the success of our promotional and marketing campaigns. As a result, we have experienced significant revenue growth in recent periods. We will need to continue to invest in our marketing efforts to attract additional users and buyers and to enhance our brand and drive user engagement, and over time we will need to do this cost-effectively in order to achieve profitability.

•

Invest in our sales and marketing engine.     We have made significant investments in our data science which underpins all aspects of our operations including marketing and user acquisition. By leveraging our unique and scaled data set and algorithms, our goal is to execute cost-effective and successful digital marketing strategies to acquire new users and re-engage existing users on the Wish platform. We consider our user acquisition expertise a strong competitive advantage and have invested in this capability over time to continue to drive user and revenue growth. We will need to continue to invest in our marketing efforts to attract new users and increase user engagement.

•

Increase the lifetime value of our users.    Our ability to successfully drive improvements in user engagement and monetization on the Wish platform will be an important driver in expanding the lifetime value of our users and allow us to achieve profitability. We utilize data science to estimate lifetime value of users and accordingly adjust our user acquisition strategies to maximize our return on marketing investment. We also deploy dynamic pricing to drive effective monetization of our user base. Dynamic pricing utilizes our data to adjust prices across products to optimize user conversion and has increased our margins.

•

Continue to grow and diversify our merchant base and product categories.    As of December 31, 2020, we had over 550,000 merchants on our platform. While most of our merchants today are based in China and sell unbranded goods, we plan to continue to grow our merchant base globally and diversify our product categories. While we initially grew our platform focusing on merchants in China due to their production strength, we have since started to diversify our merchant base around the world; the number of merchants on our platform in North America, Europe, and Latin America has grown since 2019. We believe the increase in the number and the diversity of merchants leads to more competitive pricing and broader product categories, which will in turn help us attract more users, generating powerful network effects.

•

Continue to innovate and expand our platform.    We generate revenue primarily from commissions earned on the sales by our merchants on the Wish marketplace, as well as from fees from offering our logistics platform to our merchants. In addition, we utilize our data to dynamically vary prices across products to optimize conversion as well as our margin. We aim to enhance the value of our platform by broadening our marketplace service offerings, expanding the size and engagement of our user base, and improving data insights and services available to our merchants across digital marketing, payments, logistics, user support, and operations. We believe that expanding our platform will attract more merchants to Wish and drive our revenue.

In recent periods, our logistics and ProductBoost offerings provided critical capabilities to our merchants to improve their operations and sales, which has driven their success on Wish and in turn, our growth. We have been able to drive strong adoption of these merchant offerings and intend to continue to invest to increase this adoption. We generated $514 million of logistics revenue and $200 million of ProductBoost revenue in 2020. We aim to continue to expand our platform so that we can grow and diversify our future revenue streams.

•

Our ability to manage our costs by leveraging the scale of our business.    Our results of operations depend on our ability to manage our costs. While we expect our costs to increase as we grow our business, we do not expect our costs to grow at the same pace as our revenue because we do not require a proportional increase in the size of our workforce and infrastructure to support our revenue growth. This operating leverage resulted in revenue per employee of approximately $2.9 million for the year ended December 31, 2020, which increased from approximately $2.8 million in 2019. We believe that our platform model has significant operating leverage and enables us to realize structural cost savings.

As we focused on driving the growth of our marketplace, we invested significantly in marketing activities to target and acquire users we believe will have a high propensity to transact on our platform, and promote our brand and our platform. Our sales and marketing expenses were $1.7 billion in 2020, $1.5 billion in 2019, and $1.6 billion in 2018, representing 67%, 77%, and 91% of revenue, respectively. While our sales and marketing expenses comprise the majority of our operating expenses, we have the flexibility to scale them up or down on a daily basis depending on the unit economics of the users. These marketing spend decisions are informed by deep data science optimized to maximize return. We anticipate that sales and marketing expenses will continue to be our most significant operating expense in the future and our overall profitability will depend on the success of our investments in sales and marketing.

As our business continues to grow, we believe we will be able to take advantage of economies of scale to further improve our operational efficiency.

•

Capital efficiency of our business model.    We operate an asset-light business model and have achieved substantial revenue growth with limited capital requirements. Our business model enables us to avoid the costs, risks and capital requirements associated with sourcing merchandise or holding inventory. As a result, our growth has been highly capital efficient.

Key Financial and Performance Metrics

In addition to the measures presented in our consolidated financial statements, we monitor the following key metrics and other financial information to measure our performance, identify trends affecting our business, and make strategic decisions.

	Year Ended
	December 31,
	2020	2019	2018
	(in millions)
MAU	107	90	73
LTM Active Buyers	64	62	64
Adjusted EBITDA	$(217)	$(127)	$(211)
Adjusted EBITDA Margin	(9)%	(7)%	(12)%
Free Cash Flow	$(2)	$(71)	$(114)

Monthly Active Users

We define MAUs as the number of unique users that visited the Wish platform, either on our mobile app, mobile web, or on a desktop, during the month. MAUs for a given reporting period equal the average of the MAUs for that period. An active user is identified by a unique email-address; a single person can have multiple user accounts via multiple email addresses. The change in MAUs in a reported period captures both the inflow of new users as well as the outflow of existing users who did not visit the platform in a given month. We view the number of MAUs as key driver of revenue growth as well as a key indicator of user engagement and awareness of our brand.

LTM Active Buyers

As of the last date of each reported period, we determine our number of unique active buyers by counting the total number of individual users who have placed at least one order on the Wish platform, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months. We, however, exclude from the computation those buyers whose order is cancelled before the item is shipped and the purchase price is refunded. The number of Active Buyers is an indicator of our ability to attract and monetize a large user base to our platform and of our ability to convert visits into purchases. We believe that increasing our Active Buyers will be a significant driver to our future revenue growth.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) before interest and other income (expense), net (which includes foreign exchange gain or loss and gain or loss on one time transactions recognized), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense and remeasurement of redeemable convertible preferred stock warrant liability, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA and Adjusted EBITDA Margin in this report because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends and how we are allocating internal resources, to prepare and approve our annual budget and to develop short- and long-term operating plans. We also believe that the exclusion of certain items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business as it removes the impact of non-cash items and certain variable charges.

Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the impact of stock-based compensation and related charges;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Year Ended
	December 31,
	2020	2019	2018
	(in millions)
Revenue	$2,541	$1,901	$1,728
Net loss	(745)	(129)	(208)
Net loss as a percentage of revenue	(29)%	(7)%	(12)%
Excluding:
Interest and other expense (income), net	2	(19)	(15)
Provision for income taxes	2	1	—
Depreciation and amortization	12	10	8
Stock-based compensation expense(1)	390	2	2
Employer payroll taxes related to stock-based compensation expense	8	—	—
Remeasurement of redeemable convertible preferred stock warrant liability	110	3	—
Recurring other items	4	5	2
Adjusted EBITDA	(217)	(127)	(211)
Adjusted EBITDA margin	(9)%	(7)%	(12)%
(1)

Prior to our IPO, we granted restricted stock units (RSUs) that contain both service-based and liquidity-based vesting conditions to our executives and employees. Vesting of these RSUs is subject to continuous service with the Company and satisfaction of a liquidity condition. The service condition for these RSUs is satisfied over four to five years. The liquidity condition was satisfied upon the completion of our IPO in December 2020. As a result, we recognized in the fourth quarter of 2020 a cumulative stock-based compensation expense of approximately $379 million related to these RSUs for which both the service and liquidity vesting conditions were achieved as of December 31, 2020. Refer to Note 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash provided by (used in):
Operating activities	$—	$(60)	$(94)
Investing activities	165	(40)	(16)
Financing activities	1,046	132	(5)

Free Cash Flow

We also provide Free Cash Flow, a non-GAAP financial measure that represents net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is an important measure since we use third parties to host our services and therefore we do not incur significant capital expenditures to support revenue generating activities.

Free Cash Flow has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it is not a substitute for net cash provided by (used in) operating activities;
•

other companies may calculate Free Cash Flow or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison; and

•

the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, such as net cash provided by (used in) operating activities, net income (loss) and our other GAAP results.

The following table reflects the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended
	December 31,
	2020	2019	2018
	(in millions)
Cash used in operating activities	$—	$(60)	$(94)
Less:
Purchases of property and equipment	2	11	20
Free Cash Flow	$(2)	$(71)	$(114)

Key Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”

Buyer Lifetime Value and Buyer Acquisition Cost Efficiency

Our success relies in part on our ability to engage users and convert them to buyers, while simultaneously optimizing our efficiency and marketing spend and efforts. Failure to effectively engage users and convert them to buyers on a cost-effective basis would adversely affect our revenue growth and operating results.

We are intently focused on optimizing the lifetime value (“LTV”) of our buyers and we seek to improve the ratio of LTV to buyer acquisition cost (“BAC”) in an effort to optimize the efficiency of our marketing spend.

We define LTV per buyer as the cumulative gross profit over a period of time attributable to new buyers acquired during a particular year (a “cohort”) divided by the total number of new buyers acquired in that cohort. We define BAC as the total digital advertising expense targeting new installations of our app in a given period divided by the number of new buyers acquired during that same period.

We look at LTV per buyer to demonstrate the long-term value attributable to each buyer acquired. We see LTV of our buyers as an indicator of the success or challenges we have in engaging our buyers, and driving monetization on our platform over time.

Revenue from New Buyers and Existing Buyers

Our success also depends on our ability to increase engagement from existing buyers while simultaneously attracting and engaging new buyers. Therefore, we focus on increasing revenue from both new and existing buyers. If we are unable to increase engagement and revenue from existing buyers and attract new buyers to our platform, our revenue and results of operations will be negatively impacted.

We have been able to consistently grow revenue from both new and existing buyers. While we continue to acquire new buyers, the share of revenue from existing buyers has also increased over time, indicating our ability to improve engagement and monetization of existing buyers. However, these positive trends in revenue from new buyers and existing buyers may not continue and may be negatively impacted by our inability to continue to increase engagement from existing buyers and attract and engage new buyers.

Average Revenue per Active Buyer

Our success also relies on our ability to continue to improve our platform and maintain and increase engagement from our active buyers. Therefore, we use average revenue per active buyer in a given cohort as an indicator of the level of engagement, the success of our discovery-based and personalized user experience, the quality of our products listed, and the overall scale and growth of our business. If we are unable to improve our platform, including, among other things, creating a positive user experience, ensuring that quality products are listed for sale, and otherwise increasing or maintaining engagement, then average revenue per active buyer may decline, which could lead to decreased revenue, which would have an adverse effect on our results of operations.

Components of Results of Operations

Revenue

Our revenue consists of marketplace and logistics revenue.

Marketplace revenue: We provide a mix of marketplace services to merchants. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace. Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as user location, demand, product type, and dynamic pricing. We recognize revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost fees for displaying a merchant’s selected products in preferential locations within our marketplace. We recognize revenue when the merchants’ selected products are displayed. We refer to our marketplace revenue, excluding ProductBoost revenue, as our core marketplace revenue.

Logistics revenue:    Our logistics offering for merchants, introduced in 2018, is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

We recognize revenue over time as the merchant simultaneously receives and consumes the logistics services benefit as the services are performed. We use an output method of progress based on days in transit as it best depicts our progress toward complete satisfaction of the performance obligation.

Cost of Revenue and Operating Expenses

Cost of revenue.    Cost of revenue includes colocation and data center charges, interchange and other fees for credit card processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to our users that we are not able to collect from our merchants, depreciation and amortization of property and equipment, shipping charges, tracking costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense for our infrastructure, merchant support, and logistics personnel. Cost of revenue also includes an allocation of general IT and facilities overhead expenses.

Sales and marketing.    Our sales and marketing expenses are primarily driven by the cost of acquiring and engaging users by targeting social media and search engine digital advertisements, outsourced user support services, sponsorships and local marketing campaigns, and employee-related costs, including salaries, benefits, and stock-based compensation, for our employees involved in marketing, user support, and business development functions. Sales and marketing spend also includes an allocation of general IT and facilities overhead expenses as well as business development expenses for attracting merchants and conducting ongoing merchant education. We expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our expenses may fluctuate from period to period due to the timing of expenses related to our sales and marketing campaigns.

Product development.    Our product development expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation for our engineers and other employees involved in product development activities. Product development costs have historically been expensed as incurred. Product development costs also include the cost of IT used by the product development team as well as an allocation of general IT and facilities overhead expenses. We expect our product development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in the development of our marketplace and merchant offerings.

General and administrative.    Our general and administrative expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation for our executives, finance, legal, information technology, human resources, and other administrative teams. General and administrative expenses also include outside consulting, legal, tax, and accounting services, and facilities and other supporting overhead costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in our corporate infrastructure to support our revenue growth. Further, we expect to incur additional general and administrative expenses in connection with being a public company.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

Remeasurement of our redeemable convertible preferred stock warrant liability was as a result of the change to the underlying redeemable convertible preferred stock value at the end of each reporting period. After our IPO, we no longer incur expenses related to the change in fair value of our redeemable convertible preferred stock warrant liability as the related warrant was exercised upon our IPO and the redeemable convertible preferred warranty liability was reclassified to Class A common stock and additional paid-in capital as it is now considered permanent equity.

Interest and Other Income (expense), net

Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, interest expense, foreign exchange gain or loss and gain or loss from our foreign currency forward contracts.

Income Tax

Income taxes consist primarily of income taxes in certain U.S. state and foreign jurisdictions in which we conduct business. As we have expanded our global operations, we have incurred an increase in foreign tax expense. We expect this trend to continue.

The Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, as well as many states within the United States, have imposed unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As a result, the COVID-19 pandemic and resulting global disruptions have affected our business, as well as our users and third-party merchants.

To provide additional information on the impact of the COVID-19 pandemic on our business, we have included below the quarterly revenue of 2020, as well as year-over-year comparisons.

	Q4 2020	Q3 2020	Q2 2020	Q1 2020
	(in millions)
Core marketplace revenue	$527	$405	$555	$340
Increase (Decrease) %	24%	17%	67%	(8)%
ProductBoost revenue	$62	$49	$45	$44
Increase (Decrease) %	(24)%	(32)%	(36)%	(34)%
Marketplace revenue	$589	$454	$600	$384
Increase (Decrease) %	16%	9%	49%	(12)%
Logistics revenue	$205	$152	$101	$56
Increase%	193%	311%	461%	367%
Revenue	$794	$606	$701	$440
Increase (Decrease) %	38%	33%	67%	(2)%

Core Marketplace Revenue

Our core marketplace revenue declined by 8% on a year-over-year basis in the first quarter of 2020. In January and February of 2020, businesses across China were impacted by the initial outbreak of COVID-19 before the virus spread globally, and many businesses shut down due to nation-wide lockdowns. This affected many of our China-based merchants who experienced severe manufacturing and supply disruptions in the first quarter. China represents the majority of our merchant base today, and as a result, we saw a reduction in the number of merchants selling and the number of products available for sale on our platform.

The second quarter of 2020 showed strong recovery with core marketplace revenue growing at 67% year-over-year as our China-based merchants recovered due to the reopening of the economy in China. We also benefited from increasing consumer demand globally driven by greater mobile usage, online shopping, and less competition from physical retail as a result of shelter-in-place mandates in various countries. In the United States, we also experienced increased buyer spending due to U.S. government stimulus programs that were implemented as a result of the COVID-19 pandemic. While manufacturing and supply capacity had recovered in China, we experienced severe disruptions in the global logistics network that affected delivery times to our buyers around the world. We temporarily shifted from air freight to ocean transport, which increased delivery times. However, the impact of challenging global logistics and longer delivery times was more than offset by the increase in consumer demand.

In the third quarter of 2020, our core marketplace revenue growth moderated to 17% year-over-year, largely due to the extended delivery times in the second quarter and early part of the third quarter as we continued to experience COVID-19 related disruption in the global logistics network. These longer delivery times, particularly severe in the second quarter, impacted buyer engagement and retention on our platform in the third quarter and led to a lower conversion of monthly active users into buyers compared to the second quarter of 2020. The consumer demand for online shopping also declined from the peak levels of the second quarter with fewer shelter-in-place mandates and more physical retail reopenings around the world.

In the fourth quarter of 2020, our core marketplace revenue growth accelerated to 24% year-over-year, largely due to our efforts to improve monetization of buyers, including through dynamic pricing. In addition, we added more buyers in the fourth quarter of 2020 compared to the third quarter of 2020.

We believe that our continued investments in expanding our logistics platform will have a long-term positive impact on our user experience by offering a combination of low delivery times and door to door tracking, leading to improvements in buyer retention and MAU to buyer conversion.

ProductBoost Revenue

Our ProductBoost revenue declined by 31% year-over-year in the year ended December 31, 2020. In the first quarter of 2020, during the initial outbreak of COVID-19 in China, our merchants’ advertising activities declined materially due to a significant shutdown of business activity in China. In the second quarter of 2020, because consumer demand increased significantly on our platform for the reasons stated above, many merchants did not see the need to pay for advertising like they did in the past because they experienced very robust consumer demand without incremental advertising spend. In the third and fourth quarters of 2020, we saw modest month-over-month increases in ProductBoost revenue as countries reopened and many merchants began to resume normalized business activities including marketing.

Logistics Revenue

Logistics revenue experienced consistent robust growth in 2020 as we continued to expand our logistics offerings around the world and more of our merchants adopted our logistics programs. In July 2020, in the United States, we launched our most comprehensive logistics offering, our A+ program, which manages first mile collection from merchants to warehousing operations all the way to last mile delivery to the buyer.

This expansion of our logistics platform globally has led to an improvement in delivery times towards the end of the third quarter of 2020 and continued to improve in the fourth quarter of 2020. The expansion of our logistics platform and the subsequent improvement in delivery times have lowered refund rates, which we believe is an indicator of improved buyer experience and satisfaction. Because our core marketplace revenue is recognized net of estimated refunds, changes in our refund rates also impact our core marketplace revenue.

Business Operations

To serve our users while also providing for the safety of our merchants and service providers, we have made numerous changes to aspects of our supply chain, purchasing, and third-party merchant processes.

We have implemented a number of measures to protect the health and safety of our workforce. These measures include substantial modifications to employee travel, employee work locations, and virtualization or cancellation of meetings, among other modifications. Currently, the vast majority of our employees are working remotely. For the employees who are in the office, we are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks.

The global outbreak of the COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business will depend on future developments related to the geographic spread of the disease, the duration and severity of the outbreak, travel restrictions, required social distancing, governmental mandates, business closures or governmental or business disruptions, and the effectiveness of actions taken in the United States and other countries to prevent, contain and treat the virus and any additional government stimulus programs. These impacts are highly uncertain and cannot be predicted. See the section titled “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic may adversely affect our business and results of operations.”

We continue to monitor the rapidly evolving situation and expect to continue to adapt our operations to address foreign, federal, state, and local standards as well as to implement standards or processes that we determine to be in the best interests of our employees, users, and merchants.

Results of Operations

The following table show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenue	$2,541	$1,901	$1,728
Cost of revenue(1)	947	443	278
Gross profit	1,594	1,458	1,450
Operating expenses:
Sales and marketing(1)	1,708	1,463	1,576
Product development(1)	222	74	45
General and administrative(1)	295	65	52
Total operating expenses	2,225	1,602	1,673
Loss from operations	(631)	(144)	(223)
Other income (expense), net
Interest and other income (expense), net	(2)	19	15
Remeasurement of convertible preferred stock warrant liability	(110)	(3)	—
Loss before provision for income taxes	(743)	(128)	(208)
Provision for income taxes	2	1	—
Net loss	$(745)	$(129)	$(208)

(1)	Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2020	2019	2018
	(in millions)
Cost of revenue	$35	$—	$—
Sales and marketing	23	—	—
Product development	118	—	—
General and administrative	214	2	2
Total stock-based compensation	$390	$2	$2

The following table presents the components of our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Cost of revenue	37%	23%	16%
Gross profit	63%	77%	84%
Operating expenses:
Sales and marketing	67%	77%	91%
Product development	9%	4%	3%
General and administrative	12%	3%	3%
Total operating expenses	88%	84%	97%
Loss from operations	(25)%	(8)%	(13)%
Other income (expense), net:
Interest and other income (expense), net	—	1%	1%
Remeasurement of convertible preferred stock warrant liability	(4)%	—	—
Loss before provision for income taxes	(29)%	(7)%	(12)%
Provision for income taxes	—	—	—
Net loss	(29)%	(7)%	(12)%

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Core marketplace revenue(1)	$1,827	$1,473	$354	24%
ProductBoost revenue	200	291	(91)	(31)%
Marketplace revenue	2,027	1,764	263	15%
Logistics revenue	514	137	377	275%
Revenue	$2,541	$1,901	$640	34%
(1)	Core marketplace revenue for the year ended December 31, 2020 included approximately $7 million net gains from our cash flow hedging program. We did not have a hedging program prior to 2020.

Revenue increased $640 million, or 34%, to $2.5 billion for the year ended December 31, 2020 as compared to $1.9 billion for the year ended December 31, 2019. This increase was attributable to both increased marketplace and logistics revenue.

Marketplace revenue increased $263 million, or 15% to $2.0 billion for the year ended December 31, 2020, as compared to $1.8 billion for the year ended December 31, 2019. This increase was primarily due to our efforts to improve monetization of buyers, including through dynamic pricing and an increase in buyers in 2020 compared to 2019. This increase was partially offset by a decrease in merchant utilization of our ProductBoost service, as the result of economic uncertainties related to the global pandemic.

Logistics revenue increased $377 million to $514 million for the year ended December 31, 2020, as compared to $137 million for the year ended December 31, 2019. This increase was primarily due to accelerated merchant adoption of our logistics offerings, as well as the expansion of our A+ program, in which Wish manages first mile collection from merchants to warehousing operations all the way to last mile delivery to the buyer.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Cost of revenue	$947	$443	$504	114%
Percentage of revenue	37%	23%
Gross Margin	63%	77%

Cost of revenue increased $504 million, or 114%, to $947 million for the year ended December 31, 2020, as compared to $443 million for the year ended December 31, 2019, primarily due to costs related to the increased volume of logistics services provided and increased headcount. The increase was also driven by a $35 million cumulative stock-based compensation expense that we recognized associated with vested RSUs upon IPO, for our employees involved in infrastructure, merchant support, and logistics functions.

The gross margin decreased to 63% for the year ended December 31, 2020 from 77% for the year ended December 31, 2019, primarily due to increased volume of logistics services provided and notable reduction to our ProductBoost revenue year-over-year.

Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Sales and marketing	$1,708	$1,463	$245	17%
Percentage of revenue	67%	77%

Sales and marketing expense increased $245 million, or 17%, to $1.7 billion for the year ended December 31, 2020, compared to $1.5 billion for the year ended December 31, 2019. The increase in sales and marketing expenses consisted primarily of incremental digital advertising spend as we temporarily moderated acquisition spend in the first half of 2019 in order to focus on the launch of the logistics platform, which was not repeated in 2020. The increase was also driven by increased headcount and a $23 million cumulative stock-based compensation expense that we recognized associated with vested RSUs upon our IPO, for our employees involved in marketing, user support, and business development functions.

Product Development

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Product development	$222	$74	$148	200%
Percentage of revenue	9%	4%

Product development expense increased $148 million, or 200%, to $222 million for the year ended December 31, 2020, as compared to $74 million for the year ended December 31, 2019, primarily as a result of an increase in employee-related costs driven by increased headcount and a $118 million cumulative stock-based compensation expense that we recognized associated with vested RSUs upon our IPO, for our employees involved in product development activities, and an increase in headcount in our product and engineering teams. The increase was also, to a lesser extent, driven by expenses associated with data warehousing, processing and analytics.

General and Administrative

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
General and administrative	$295	$65	$230	354%
Percentage of revenue	12%	3%

General and administrative expense increased $230 million, or 354%, to $295 million for the year ended December 31, 2020, as compared to $65 million for the year ended December 31, 2019. The increase was primarily related to a $214 million cumulative stock-based compensation expense that we recognized associated with vested RSUs upon our IPO, increased legal related costs, increased taxes associated with digital services taxes and other indirect taxes, and increased headcount in our general and administrative teams.

Interest and Other Income (Expense), net

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Interest and other income (expense), net	$(2)	$19	$(21)	-111%
Percentage of revenue	0%	1%

Interest and other income (expense), net decreased $21 million, to $2 million net expense for the year ended December 31, 2020, as compared to $19 million income for the year ended December 31, 2019, primarily as a result of decreased interest rates and increased foreign exchange losses incurred from unhedged exposures prior to our initiation of a foreign exchange hedging program.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Remeasurement of redeemable convertible preferred stock warrant liability	$(110)	$(3)	$(107)	100%
Percentage of revenue	-4%	0%

The change in fair value of redeemable convertible preferred stock warrant liability for the year ended December 31, 2020 was an expense of $110 million as compared with $3 million of expense for the year ended December 31, 2019. The increase was primarily due to changes in the fair value of the underlying redeemable convertible preferred stock.

Provision for Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(in millions)
Provision for income taxes	$2	$1	$1	100%
Percentage of revenue	0%	0%

Provision for income taxes increased $1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The change in provision for income taxes was due primarily to an increase of taxes for our international operations.

For discussion on comparison of the years ended December 31, 2019 and 2018, see the Results of Operations section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Prospectus, which was filed with the SEC on December 16, 2020 and incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $2.1 billion, a majority of which were held in cash deposits and money market funds, and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

Sources of Liquidity

Prior to our IPO, we satisfied our liquidity needs primarily through the sale of redeemable convertible preferred stock and cash flows generated from operations. We raised a total of $1.5 billion from the sale of redeemable convertible preferred stock (including redeemable convertible preferred stock warrant exercises), net of costs and expenses associated with such financings, and net of repurchases. In December 2020, we completed our IPO of Class A common stock and received net proceeds of approximately $1.1 billion after deducting underwriting discounts and commissions of approximately $52 million, but before deducting offering costs, net of reimbursements, of approximately $6 million. As of December 31, 2020, we did not have any outstanding borrowings.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of December 31, 2020, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for additional details related to the Revolving Credit Facility.

Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash provided by (used in):
Operating activities	$—	$(60)	$(94)
Investing activities	165	(40)	(16)
Financing activities	1,046	132	(5)

Net Cash Provided by (Used in) Operating Activities

Our cash flows from operations are largely dependent on the amount of revenue we generate. Net cash provided by operating activities in each period presented has been influenced by changes in funds receivable, prepaid expenses, and other current and noncurrent assets, accounts payable, merchants payable, accrued and refund liabilities, lease liabilities, and other current and noncurrent liabilities.

We did not generate or use any cash in our operating activities for the year ended December 31, 2020, as our net loss of $745 million was partially offset by non-cash expenses, such as stock-based compensation expense of $390 million and remeasurement of the redeemable convertible preferred stock warrant liability of $110 million, which was further offset by favorable net working capital. Favorable working capital movement was mainly driven by accounts payable and accrued and refund liabilities due to increased operations.

Net cash used in operating activities was $60 million in the year ended December 31, 2019, as a result of net loss of $129 million, off-set by non-cash expense of $21 million, which was offset by favorable net working capital. Favorable working capital movement was driven by accounts payable and accrued and refund liabilities due to increased operations.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities and also have consisted of capital expenditures which are primarily purchases of property and equipment.

Net cash provided by investing activities was $165 million for the year ended December 31, 2020. This was primarily due to maturities of marketable securities, net of purchases, of $167 million, partially offset by capital expenditures of $2 million.

Net cash used in investing activities was $40 million in the year ended December 31, 2019. This was primarily due to purchases of marketable securities, net of sales and maturities, of $29 million and capital expenditures of $11 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1 billion for the year ended December 31, 2020 primarily due to net proceeds from our IPO.

Net cash provided by financing activities was $132 million for the year ended December 31, 2019. This was primarily due to net proceeds of $160 million from the sale of our Series H redeemable convertible preferred stock, partially off-set by $28 million in repurchases of our capital stock.

For discussion on operating, investing, and financing activities of the year ended December 31, 2018, see the Liquidity and Capital Resources section disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Prospectus, which was filed with the SEC on December 16, 2020 and hereby incorporated by reference herein and considered part of this Annual Report on Form 10-K only to the extent referenced.

Off Balance Sheet Arrangements

For the years ended December 31, 2020, 2019 and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contingencies

We are involved in claims, lawsuits, government investigations, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, operating lease obligations, stock-based compensation, valuation of common stock, redeemable convertible preferred stock and related redeemable convertible preferred stock warrant, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of the accompanying notes to our consolidated financial statements.

Revenue Recognition

We generate revenue from marketplace and logistics services provided to merchants. Revenue is recognized as we transfer control of promised goods or services to our customers, in an amount that reflects consideration we expect to be entitled to in exchange for those goods or services. We consider both the merchant and the user to be customers. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk and have latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

Marketplace Revenue

We provide a mix of marketplace services to merchants. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace.

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as user location, demand, product type, and dynamic pricing. We recognize revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue for displaying a merchant’s selected products in preferential locations within our marketplace. We recognize revenue when the merchants’ selected products are displayed. We refer to our marketplace revenue, excluding ProductBoost revenue, as our core marketplace revenue.

Logistics Revenue

Our logistics offering for merchants, introduced in 2018, is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

We recognize revenue over time as the merchant simultaneously receives and consumes the logistics services benefit as the services are performed. We use an output method of progress based on days in transit as it best depicts our progress toward complete satisfaction of the performance obligation.

Deferred Revenue

Deferred revenue consists of amounts received, primarily related to unsatisfied performance obligations of logistics services, at the end of the period. Due to the short-term duration of contracts, all of the performance obligations will be satisfied in the following reporting period.

Refunds and Chargebacks

Refunds and chargebacks are associated with marketplace revenue. Returns are not material to our business. Estimated refunds and chargebacks are recognized on the consolidated balance sheets as refunds liability. The merchants’ share of the refunds are recognized as a reduction to the amount due to merchants. The revenue recognized on transactions subject to refunds and chargebacks is reversed. We estimate future refunds and chargebacks using a model that incorporates historical experience and considering recent business trends and market activity.

Incentive Discount Offers

We provide incentive discount offers to our users to encourage purchases of goods through our marketplace. Such offers include current discount offers of a certain percentage off current purchases, and inducement offers, such as set percentage offers off future purchases subject to a minimum current purchase. We generally record the related discounts taken as a reduction of revenue when the offer is redeemed. We also offer free products to encourage users to make purchases on our marketplace. The resulting discount is recognized as a reduction of revenue when the offer for free product is redeemed.

Wish Cash Liability

We award Wish Cash to end-users who opt to receive it for their refundable transactions. We also offer Wish Cash as part of our various referral and incentive programs. We accrue a liability for issued Wish Cash which is reduced when Wish Cash is redeemed by our users. Based on historical experience, we analyze the Wish Cash liability considering usage patterns to determine the probability of redemption. While we will continue to honor all Wish Cash presented for payment, management may determine the likelihood of redemption to be remote for Wish Cash balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash balances not expected to be redeemed are recognized in Core Marketplace revenue.

Operating Lease Obligations

We lease facilities and data center co-locations in multiple locations under non-cancelable lease agreements through 2025. We determine if an arrangement is a lease at inception. For leases where we are the lessee, ROU assets represent our right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. Certain lease agreements contain tenant improvement allowances, rent holidays and rent escalation provisions, all of which are considered in determining the ROU assets and lease liabilities. We begin recognizing rent expense when the lessor makes the underlying asset available for use by us. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate we use to determine the present value of future lease payments is our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to our own. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes, or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), and purchase rights issued to employees under our employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value of ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of PSUs. The fair value of RSUs is based on the fair value of our Class A common stock on the date of the grant. The fair value of service-based RSUs is recognized as an expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense under the accelerated attribution method over the requisite service period. The fair value of the ESPP purchase rights is recognized as an expense on a straight-line basis over the offering period.

The vesting requirements of RSUs that we granted to employees prior to our IPO in December 2020 consisted of both a service and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon our IPO. Refer to Note 10 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for the cumulative expense that we recognized for the year ended December 31, 2020 related to these RSUs.

We account for forfeitures as they occur.

Our use of the Black-Scholes option-pricing and Monte-Carlo Simulation models require the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in these valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Valuation of Common Stock, Redeemable Convertible Preferred Stock, and Redeemable Convertible Preferred Stock Warrant

Prior to our IPO, we determined the fair value of common stock, redeemable convertible preferred stock, and redeemable convertible preferred stock warrant in 2020, 2019 and 2018 based on the market approach under which our equity value was estimated by applying valuation multiples derived from the observed valuation multiples of comparable public companies to management forecasted financial results.

We used the Probability Weighted Expected Return Method (“PWERM”) to allocate our equity value among outstanding common stock, redeemable convertible preferred stock, warrant, and equity awards. We applied the PWERM by first defining the range of potential future liquidity outcomes, such as an IPO, and then allocating its value to outstanding stock, warrant, and equity awards based on the relative probability that each outcome would occur. The valuation and allocation approaches involved the use of estimates, judgments, and assumptions that were highly complex and subjective, such as those regarding expected future revenue, as well as discount rates, valuation multiples, the selection of comparable public companies and the probability of future events.

Prior to our IPO in December 2020, we classified the redeemable convertible preferred stock warrant as a liability on the consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recognized in other income (expense), net. Immediately prior to the completion of our IPO, the outstanding redeemable convertible preferred stock warrant was exercised and the fair value of the related liability at that time was reclassified into our Class A common stock and additional paid-in capital.

Subsequent to our IPO, we use the market closing price for our Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We determine whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

It is our policy to include penalties and interest expense related to income taxes as a component of interest and other income (expense), net as necessary.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for accounting pronouncements recently adopted and recent accounting pronouncements not yet adopted as of December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of December 31, 2020 and were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A 100 basis point increase or decrease in our current interest rates would have increased or decreased our interest income by $11 million for the year ended December 31, 2020.

Foreign Currency Risk

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to provide process and procedures for managing this risk. We use natural hedging techniques first to net off existing foreign currency exposures. For the remaining exposure, we may enter into short term foreign currency derivative contracts, including forward contracts to hedge exposures associated with monetary assets and liabilities, mainly merchants payable, and cash flows denominated in non-functional currencies.

The credit risk of our foreign currency derivative contracts is minimized since contracts are not concentrated with any one financial institution and all contracts are only placed with large financial institutions. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported in the consolidated balance sheets. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. Refer to Note 5 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for more information related to our derivative financial instruments.

Based on our overall currency rate exposures as of December 31, 2020, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data.

CONTEXTLOGIC INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContextLogic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContextLogic Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Core Marketplace Revenue
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates its core marketplace revenue by providing a mix of marketplace services to merchants. Core marketplace revenue primarily consists of commission fees collected in connection with user purchases. These fees vary depending on user location, demand, product type and dynamic pricing. For the year ended December 31, 2020, the Company’s core marketplace revenue was $1.8 billion.

Auditing the Company’s core marketplace revenue, funds receivable and merchants payable balances was challenging because the core marketplace revenue recognition process utilizes multiple, complex, proprietary systems and tools as well as manual procedures for the initiation, processing and recording of transactions which includes a high volume of individually low monetary value transactions.

How We Addressed the Matter in Our Audit

To test the core marketplace revenue, our audit procedures included, among others, reconciling the core marketplace revenue recognized to cash receipts as well as testing the accuracy and completeness of the core marketplace revenue transaction data by initiating purchases on the marketplace and reconciling the details of the purchases to the Company’s system records.

Additionally, we recalculated the core marketplace revenue and merchants payable balances using source data, compared our independent calculations to the Company’s recorded amounts, evaluated material differences, and performed data and other analytical procedures to assess trends in the core marketplace revenue over time and evaluated any significant deviations from expectations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

March 25, 2021

CONTEXTLOGIC INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$1,965	$744
Marketable securities	164	300
Funds receivable	83	95
Prepaid expenses and other current assets	102	95
Total current assets	2,314	1,234
Property and equipment, net	25	34
Right-of-use assets	43	41
Marketable securities	4	34
Other assets	11	23
Total assets	$2,397	$1,366
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$434	$171
Merchants payable	454	620
Refunds liability	77	97
Accrued liabilities	367	212
Total current liabilities	1,332	1,100
Redeemable convertible preferred stock warrant liability	—	127
Lease liabilities, non-current	38	42
Total liabilities	1,370	1,269
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value: No shares and 443 shares authorized as of December 31, 2020 and 2019; No shares and 422 shares issued and outstanding as of December 31, 2020 and 2019; aggregate liquidation preference of $1,619 as of December 31, 2019	—	1,536
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 100 shares and no shares authorized as of December 31, 2020 and 2019; No shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value:3,500 (3,000 Class A, 500 Class B) shares authorized as of December 31, 2020; 730 shares authorized as of December 31, 2019; 587 (478 Class A, 109 Class B) shares and 103 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	3,210	—
Accumulated other comprehensive income	1	—
Accumulated deficit	(2,184)	(1,439)
Total stockholders’ equity (deficit)	1,027	(1,439)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$2,397	$1,366

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended
	December 31,
	2020	2019	2018

Revenue	$2,541	$1,901	$1,728
Cost of revenue	947	443	278
Gross profit	1,594	1,458	1,450
Operating expenses:
Sales and marketing	1,708	1,463	1,576
Product development	222	74	45
General and administrative	295	65	52
Total operating expenses	2,225	1,602	1,673
Loss from operations	(631)	(144)	(223)
Other income (expense), net:
Interest and other income (expense), net	(2)	19	15
Remeasurement of redeemable convertible preferred stock warrant liability	(110)	(3)	—
Loss before provision for income taxes	(743)	(128)	(208)
Provision for income taxes	2	1	—
Net loss	(745)	(129)	(208)
Deemed dividend to redeemable convertible preferred stockholders	—	(7)	—
Net loss attributable to common stockholders	$(745)	$(136)	$(208)
Net loss per share attributable to common stockholders, basic and diluted	$(5.87)	$(1.31)	$(2.02)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127	104	103

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended
	December 31,
	2020	2019	2018

Net loss	$(745)	$(129)	$(208)
Other comprehensive income:
Net unrealized holding gains on derivatives	2	—	—
Foreign currency translation adjustment	(1)	—	—
Other comprehensive income	1	—	—
Comprehensive loss	$(744)	$(129)	$(208)

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity (Deficit)
	(in millions)
Balances as of December 31, 2017	413	$1,376	101	$—	$—	$—	$(1,076)	$(1,076)
Issuance of common stock upon exercise of options for cash	—	—	4	—	1	—	—	1
Repurchase of common stock	—	—	(1)	—	(3)	—	(3)	(6)
Stock-based compensation	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(208)	(208)
Balances as of December 31, 2018	413	1,376	104	—	—	—	(1,287)	(1,287)
Issuance of Series H redeemable convertible preferred stock for cash, at $16.9573 per share, net of issuance costs	10	160	—	—	—	—	—	—
Issuance of common stock upon exercise of options for cash	—	—	1	—	—	—	—	—
Repurchase of Series A redeemable convertible preferred stock	(1)	—	—	—	(3)	—	(4)	(7)
Issuance of common stock for services	—	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(2)	—	(2)	—	(19)	(21)
Stock-based compensation	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(129)	(129)
Balances as of December 31, 2019	422	1,536	103	—	—	—	(1,439)	(1,439)
Conversion of redeemable convertible preferred stock into common stock upon IPO	(422)	(1,536)	422	—	1,536	—	—	1,536
Issuance of common stock upon IPO, net of issuance costs	—	—	46	—	1,046	—	—	1,046
Issuance of common stock upon exercise of redeemable convertible preferred stock warrant	—	—	10	—	237	—	—	237
Issuance of additional common stock in connection with the conversion of Series H redeemable convertible preferred stock	—	—	1	—	—	—	—	—
Issuance of common stock upon exercise of options for cash	—	—	5	—	2	—	—	2
Repurchase of common stock	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	390	—	—	390
Other comprehensive income, net	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(745)	(745)
Balances as of December 31, 2020	—	$—	587	$—	$3,210	$1	$(2,184)	$1,027

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(745)	$(129)	$(208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	10	8
Noncash lease expense	10	9	—
Stock-based compensation expense	390	2	2
Remeasurement of redeemable convertible preferred stock warrant liability	110	3	—
Other	(2)	(3)	(9)
Changes in operating assets and liabilities:
Funds receivable	12	(2)	13
Prepaid expenses, other current and noncurrent assets	(2)	(65)	—
Accounts payable	263	40	2
Merchants payable	(166)	(33)	15
Accrued and refund liabilities	115	94	82
Lease liabilities	(10)	(10)	—
Other current and noncurrent liabilities	13	24	1
Net cash used in operating activities	—	(60)	(94)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(11)	(20)
Purchases of marketable securities	(266)	(485)	(366)
Sales of marketable securities	—	53	1
Maturities of marketable securities	433	403	360
Other	—	—	9
Net cash provided by (used in) investing activities	165	(40)	(16)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	1,052	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	160	—
Payments to repurchase common and redeemable convertible preferred stock	(1)	(28)	(6)
Payment of deferred offering costs and other financing activities	(5)	—	1
Net cash provided by (used in) financing activities	1,046	132	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,211	32	(115)
Cash, cash equivalents and restricted cash at beginning of period	754	722	837
Cash, cash equivalents and restricted cash at end of period	$1,965	$754	$722
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,965	$744	$712
Restricted cash included in other assets in the consolidated balance sheets	—	10	10
Total cash, cash equivalents and restricted cash	$1,965	$754	$722
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$1	$—	$—
Supplemental noncash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$1,536	$—	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$237	$—	$—
Offering costs included in accounts payable	$1	$—	$—
Issuance of common stock for services	$—	$3	$—

The accompanying notes are an integral part of these consolidated financial statements.

1. description OF BUSINESS

ContextLogic Inc. (“Wish” or the “Company”) is a mobile ecommerce company that provides a shopping experience that is mobile-first and discovery-based, which connects merchants’ products to users based on user preferences. The Company generates revenue from marketplace and logistics services provided to merchants.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in San Francisco, California, with operations in Canada, China and the Netherlands.

Initial Public Offering

In December 2020, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 46 million shares. The shares were sold at an IPO price of $24 per share for net proceeds of approximately $1.1 billion, after deducting underwriting discounts and commissions of approximately $52 million. Additionally, the Company incurred approximately $6 million of offering costs, net of reimbursements. Upon closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 422 million shares of Class A common stock on a one-to-one basis. The Company also issued 10 million shares of Class A common stock upon the exercise of a redeemable convertible preferred stock warrant and approximately 1 million additional shares of Class A common stock in connection with the conversion of Series H redeemable convertible preferred stock into Class A common stock. Following the IPO, the Company has two classes of authorized common stock, Class A common stock, which entitles holders to one vote per share, and Class B common stock which entitles holders to 20 votes per share.

Stock Split

On December 4, 2020, the Company effected a 10-for-1 stock split of its capital stock. All share and per share information have been retroactively adjusted to reflect the stock split for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily apparent from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of common stock prior to IPO, fair value of derivative instruments, fair value of redeemable convertible preferred stock and related redeemable convertible preferred stock warrant and equity awards and other equity issuances prior to IPO, incremental borrowing rate applied to lease accounting, contingent liabilities, allowances for refunds and chargebacks and uncertain tax positions. As of December 31, 2020, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

Segments

The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors and reports its financials as a single reporting segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

Revenue Recognition

The Company generates revenue from marketplace and logistics services provided to merchants. Revenue is recognized as the Company transfers control of promised goods or services to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers both the merchant and the user to be customers. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk and has latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

The following table shows the disaggregated revenue for the applicable periods:

	Year Ended
	December 31,
	2020	2019	2018
	(in millions)
Core marketplace revenue	$1,827	$1,473	$1,508
ProductBoost revenue	200	291	214
Marketplace revenue	2,027	1,764	1,722
Logistics revenue	514	137	6
Revenue	$2,541	$1,901	$1,728

Refer to Note 13 – Geographic Information for the disaggregated revenue by geographical location.

Marketplace Revenue

The Company provides a mix of marketplace services to merchants. The Company provides merchants access to its marketplace where merchants display and sell their products to users. The Company also provides ProductBoost services to help merchants promote their products within the Company’s marketplace.

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as user location, demand, product type, and dynamic pricing. The Company recognizes revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue for displaying a merchant’s selected products in preferential locations within the Company’s marketplace. The Company recognizes revenue when the merchants’ selected products are displayed. The Company refers to its marketplace revenue, excluding ProductBoost revenue, as its core marketplace revenue.

Logistics Revenue

The Company’s logistics offering for merchants is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

The Company recognizes revenue over time as the merchant simultaneously receives and consumes the logistics services benefit as the services are performed. The Company uses an output method of progress based on days in transit as it best depicts the Company’s progress toward complete satisfaction of the performance obligation.

Deferred Revenue

Deferred revenue consists of amounts received primarily related to unsatisfied performance obligations of logistics services and marketplace services for shipments in-transit at the end of the period where the Company is the principal. The deferred revenue balances as of December 31, 2020 and 2019 are disclosed in Note 4. Due to the short-term duration of contracts, all of the performance obligations will be satisfied in the following reporting period.

Refunds and Chargebacks

Refunds and chargebacks are associated with marketplace revenue. Returns are not material to the Company’s business. Estimated refunds and chargebacks are recognized on the consolidated balance sheets as refunds liability. The merchant’s share of the refunds is recognized as a reduction to the amount due to merchants. The revenue recognized on transactions subject to refunds and chargebacks is reversed. The Company estimates future refunds and chargebacks using a model that incorporates historical experience and considering recent business trends and market activity.

Incentive Discount Offers

The Company provides incentive discount offers to its users to encourage purchases of products through its marketplace. Such offers include current discount offers of a certain percentage off current purchases and inducement offers, such as set percentage offers off future purchases subject to a minimum current purchase. The Company generally records the related discounts taken as a reduction of revenue when the offer is redeemed. The Company also offers free products to encourage users to make purchases on its marketplace. The resulting discount is recognized as a reduction of revenue when the offer for free product is redeemed.

Wish Cash Liability

The Company awards Wish Cash to end-users who opt to receive it for their refundable transactions. The Company also offers Wish Cash as part of its various referral and incentive programs. The Company accrues a liability for issued Wish Cash which is reduced when Wish Cash is redeemed by its users. Based on historical experience, the Company analyzes the Wish Cash liability considering usage patterns to determine the probability of redemption. While the Company will continue to honor all Wish Cash presented for payment, management may determine the likelihood of redemption to be remote for Wish Cash balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash balances not expected to be redeemed are recognized in Core Marketplace revenue. Unredeemable Wish Cash was not material for the years ended December 31, 2020, 2019 and 2018.

Cost of Revenue

Cost of revenue includes colocation and data center charges, interchange and other fees for credit card processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to users that the Company is not able to collect from merchants, depreciation and amortization of property and equipment, shipping charges, tracking costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense, for the Company’s infrastructure, merchant support and logistics personnel. Cost of revenue also includes an allocation of general IT and facilities overhead expenses.

Advertising Expense

Advertising expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed as incurred. Advertising expenses were $1.6 billion, $1.4 billion and $1.5 billion for the years ended 2020, 2019 and 2018, respectively.

Software Development Costs

The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Due to the iterative process by which the Company performs upgrades and the relatively short duration of its development projects, development costs meeting capitalization criteria were not material during the periods presented.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, cash and cash equivalents consisted of cash deposited with banks and money market funds for which their cost approximates their fair value. The Company held 92% and 82% of its cash and cash equivalents in the United States as of December 31, 2020 and 2019, respectively.

Restricted cash as of December 31, 2019 consisted of mandatory deposits as collateral for standby letters of credit related to the Company’s primary office space lease and was included in other assets in the consolidated balance sheet.

Marketable Securities

Marketable securities consist of short-term and long-term debt securities classified as available-for-sale and have original maturities greater than 90 days. Marketable securities are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are not material. Realized gains or losses on the sale of all such securities are reported in interest and other income (expense), net, and computed using the specific identification method. For declines in fair market value below the cost of an individual marketable security, the Company assesses whether the decline in value is other than temporary based on the length of time the fair market value has been below cost, the severity of the decline and the Company’s intent and ability to hold or sell the investment. If an investment is impaired, the Company writes it down through earnings to its recoverable value and establishes that as a new cost basis for the investment.

Funds Receivable

The Company uses several third-party Payment Service Providers (“PSPs”) to process user transactions on its marketplace. Transactions on the Company’s marketplace are mainly credit and debit card-based transactions that convert to cash on a regular basis and are net settled against refunds and chargebacks, with little default risk. Funds receivable represents the amounts expected to be received from PSPs for purchases on the Company’s marketplace and is recognized net of processing fees.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, funds receivable and marketable securities. The Company’s cash and cash equivalents are held on deposit with creditworthy institutions. Although the Company’s deposits exceed federally insured limits, the Company has not experienced any losses in such accounts. The Company invests its excess cash in money market accounts, U.S. Treasury notes, U.S. Treasury bills, commercial paper and corporate bonds. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities for the amounts reflected on the consolidated balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company is exposed to credit risk in the event of a default by its PSPs. The Company does not generate revenue from PSPs. Significant changes in the Company’s relationship with its PSPs could adversely affect users’ ability to process transactions on the Company’s marketplaces, thereby impacting the Company’s operating results.

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	December 31,
	2020	2019
PSP 1	56%	50%
PSP 2	27%	18%
PSP 3	4%	13%
PSP 4	4%	10%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the years ended December 31, 2020, 2019 and 2018.

Property and Equipment, Net

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred.

The estimated useful lives of the Company’s property and equipment are generally as follows:

Computers, equipment, software	3 years
Furniture and fixtures, servers, networking equipment	5 years
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset. No impairment charges were recognized on long-lived assets for the years ended December 31, 2020, 2019 and 2018.

Merchants Payable

Merchants payable represents the amount of funds due to merchants and is recognized net of commission fees earned by the Company for marketplace transactions and other fees due from merchants. Merchants payable is adjusted for actual and estimated refunds the Company is expected to recover from merchants. The Company remits funds to merchants on a regular basis.

Operating Lease Obligations

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. Certain lease agreements contain tenant improvement allowances, rent holidays and rent escalation provisions, all of which are considered in determining the ROU assets and lease liabilities. The Company begins recognizing rent expense when the lessor makes the underlying asset available for use by the Company. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate the Company uses to determine the present value of future lease payments is the Company’s incremental borrowing rate because the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is a hypothetical rate for collateralized borrowings in economic environments where the leased asset is located based on credit rating factors. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations and comprehensive loss.

Operating leases are included in the ROU assets, accrued liabilities and lease liabilities, non-current on the consolidated balance sheets. The Company has no finance leases.

Loss Contingencies

The Company is involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. The Company records a liability for these when it believes it is probable that it has incurred a loss, and the Company can reasonably estimate the loss. If the Company determines that a material loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the consolidated financial statements. The Company regularly evaluates current information to determine whether it should adjust a recognized liability or recognize a new one. Significant judgment is required to determine both the probability and the estimated amount.

Redeemable Convertible Preferred Stock Warrant Liability

Prior to the Company’s IPO in December 2020, the Company classified the redeemable convertible preferred stock warrant as a liability on the consolidated balance sheets and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recognized in other income (expense), net. Immediately prior to the completion of the Company’s IPO, the Company’s outstanding redeemable convertible preferred stock warrant was net exercised and the fair value of the related liability at that time was reclassified into the Company’s Class A common stock and additional paid-in capital because it is now considered as permanent equity.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), and purchase rights issued to employees under its employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date.  The Company uses the Black-Scholes option pricing model to estimate the fair value of ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the fair value of the Company’s Class A common stock on the date of the grant. The fair value of service-based RSUs is recognized as an expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, the Company recognizes stock-based compensation expense under the accelerated attribution method over the requisite service period. The fair value of the ESPP purchase rights is recognized as an expense on a straight-line basis over the offering period.

The vesting requirements of RSUs that the Company granted to employees prior to its IPO in December 2020 consisted both of a service condition and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon the Company’s IPO. The Company recognizes stock-based compensation expense for these awards under the accelerated method. Refer to Note 10 for more details on stock-based compensation recognized for the year ended December 31, 2020 related to these RSUs.

The Company accounts for forfeitures as they occur.

Valuation of Common Stock, Redeemable Convertible Preferred Stock, and Redeemable Convertible Preferred Stock Warrant

Prior to its IPO, the Company determined the fair value of common stock, redeemable convertible preferred stock, and redeemable convertible preferred stock warrant in 2020, 2019 and 2018 based on the market approach under which its equity value was estimated by applying valuation multiples derived from the observed valuation multiples of comparable public companies to management forecasted financial results.

The Company used the Probability Weighted Expected Return Method (“PWERM”) to allocate its equity value among outstanding common stock, redeemable convertible preferred stock, warrant, and equity awards. It applied the PWERM by first defining the range of potential future liquidity outcomes, such as an IPO, and then allocating its value to outstanding stock, warrant, and equity awards based on the relative probability that each outcome would occur. The valuation and allocation approaches involved the use of estimates, judgments, and assumptions that were highly complex and subjective, such as those regarding expected future revenue, as well as discount rates, valuation multiples, the selection of comparable public companies and the probability of future events.

Subsequent to its IPO, the Company uses the market closing price for its Class A common stock as reported on the Nasdaq Global Select Market on the date of grant.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency for operating entities with employees and is the U.S. dollar for holding companies and pass-through entities. The assets and liabilities of its non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for its foreign subsidiaries are translated using rates that approximate those in effect during the period. Foreign currency translation adjustments are reflected in stockholders’ equity (deficit) as a component of other comprehensive income (loss).

Transactions on the Company’s marketplace occur in various foreign currencies that are processed by its PSPs. These transactions are collected on a regular basis and are converted to U.S. dollars or euros within the short period of time between the recognition of revenue and cash collection on a regular basis, which limits the Company’s exposure to foreign currency risk.

Amounts payable to merchants are denominated primarily in Renminbi (“RMB”) and other local currencies. 85% and 47% of the merchants payable amount was denominated in RMB as of December 31, 2020 and 2019, respectively.

Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in interest and other income (expense), net on the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, the Company recognized net losses resulting from foreign exchange transactions of approximately $26 million, $9 million and $7 million, respectively, and recognized $1 million cumulative translation loss in 2020. Cumulative translation gains and losses for the years ended December 31, 2019 and 2018 were insignificant.

Derivative Instruments

The Company conducts business in certain foreign currencies throughout its worldwide operations, and various entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, the Company is exposed to foreign exchange gains or losses which impact the Company’s operating results. As part of the Company’s foreign currency risk mitigation strategy, starting in 2020, the Company has entered into foreign exchange forward contracts with up to twelve months in duration. In accordance with the accounting standards for derivatives and hedging activities, all derivative instruments are recognized at fair value on the Company’s consolidated balance sheets and classified as either derivative assets or derivative liabilities. Derivatives in a gain position are reported as derivative assets, while derivatives in a loss position are reported as derivative liabilities. The Company’s derivatives transactions are not collateralized and do not include collateralization agreements with counterparties.

Cash Flow Hedges

 The Company’s cash flow hedges use foreign currency derivative contracts to hedge exposures for variability in the U.S.-dollar equivalent of non-U.S.-dollar-denominated cash flows associated with its forecasted revenue related transactions. The Company bills its users based on their local currencies, primarily in U.S. dollars and Euros, and the Company makes payments to the merchants in China for products sold on the Wish platform in RMB, which creates exposure to currency rate fluctuations. For the year ended December 31, 2020, the cash flow hedging activities were primarily related to merchants payable. The Company hedges these cash flow exposures to reduce the risk that its earnings and cash flows will be adversely affected by changes in exchange rates. The Company recognizes changes in fair value of these cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its consolidated balance sheets, until the Company settles its forecasted foreign currency denominated merchants payable. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the year ended December 31, 2020, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur.

Non-Designated Hedges

The Company’s derivatives not designated as hedging instruments consist of foreign currency forward contracts to reduce the impact of currency exchange rate movements on its monetary assets and liabilities. These foreign exchange contracts are carried at fair value with changes in fair value of these contracts recognized to other income (expense), net in the Company’ consolidated statements of operations.

The Company does not use derivative financial instruments for speculative or trading purposes.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—

Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income (expense), net as necessary.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized holding gains or losses related to derivative instruments, foreign currency translation and unrealized gain or loss on marketable securities.

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted ASC 326 on January 1, 2020, on a modified retrospective basis. The Company accounts for credit losses on its available-for-sale debt securities in accordance with ASC 326. Marketable securities, specifically corporate bonds and commercial paper, are accounted for as available-for-sale debt securities and are considered impaired when in an unrealized loss position where the fair value is less than the amortized cost basis. The Company evaluates impaired marketable securities individually at each reporting period using a qualitative approach to determine whether the impairment has resulted from a credit loss or other factors. If the

Company determines that it will be more-likely-than-not required to sell an impaired marketable security before recovery of its amortized cost basis, or if the Company has the intention to sell an impaired marketable security as of the reporting date, the amortized cost will be written down to its fair value. If neither of these conditions are met and qualitative factors indicate that a credit loss may exist, the Company compares the present value of cash flows expected to be collected from the impaired marketable security with its amortized cost basis. An impairment related to credit losses is recognized through an allowance for credit loss that is limited to the excess of the amortized cost basis over the fair value of the marketable security. An allowance for credit losses is recognized through other income (expense), net on the consolidated statements of operations. Changes in the fair value of impaired marketable securities not related to credit losses are recognized in other comprehensive income (loss). As of December 31, 2020, the Company did not believe any of the impaired marketable securities in an unrealized loss position represented a credit loss impairment and no allowance for credit losses was recognized.

The Company accounts for credit losses on its funds receivable in accordance with ASC 326. Funds receivable is evaluated for credit losses at each reporting period to present the net amount expected to be collected on the receivables. Any estimated expected credit losses, net of expected recoveries of previously charged-off amounts, are recognized to an allowance for credit losses for funds receivable. The allowance for credit losses for funds receivable is adjusted by a credit loss expense reported in earnings and reduced by charge-offs of funds receivable deemed not collectible, net of recoveries. Due to the short-term nature of funds receivable, the Company does not have a history of losses. The Company evaluates whether there are expected credit losses on funds receivable using a loss-rate method that is indicative of its past collection history and adjusts, if necessary, its estimate of expected credit losses for current conditions and subsequent events, including cash receipts, related to facts that existed as of the balance sheet date. Reasonable and supportable forecasts are not applicable to the Company’s estimate of credit losses due to the short-term nature of funds receivable. Funds receivable is evaluated collectively for impairment based on the PSP as credit risk for revenue transactions is concentrated in the PSPs’ ability to remit the net payment due from users to the Company. As of December 31, 2020, no allowance for credit losses for funds receivable was recognized.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. The Company adopted the new guidance as of January 1, 2020. The adoption did not have a material impact on the Company’s financial position or results of operations. The adoption resulted in the incremental disclosures within Note 3 – Financial Instruments and Fair Value Measurements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software – (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in a cloud computing arrangement. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the new guidance as of January 1, 2020. Any capitalizable software implementation costs incurred during the year ended December 31, 2020 were immaterial for capitalization, therefore the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. The standard is effective for annual periods, and interim periods within those years, beginning after December 15, 2020 for public companies. Early adoption is permitted. The Company elected to early adopt ASU 2019-12 on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded they are either not applicable to the business or no material impact is expected on the consolidated financial statements as a result of future adoption.

3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash equivalents, marketable securities, funds receivable, derivative instruments, accounts payable, accrued liabilities, merchants payable and redeemable convertible preferred stock warrant liability. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities and derivative instruments are recognized at fair value. Funds receivable, accounts payable, accrued liabilities and merchants payable carrying values approximate fair value due to the short time to the expected receipt or payment date. The redeemable convertible preferred stock warrant liability is carried at fair value.

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consisting of cash equivalents, marketable securities, derivative instruments and the redeemable convertible preferred stock warrant liability are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$35	$35	$—	$—
U.S. Treasury bills	30	—	30	—
Commercial paper	9	—	9	—
Total cash equivalents	$74	$35	$39	$—
Marketable securities:
U.S. Treasury bills	$38	$—	$38	$—
Commercial paper	49	—	49	—
Corporate bonds	81	—	81	—
Total marketable securities	$168	$—	$168	$—
Prepaid and other current assets:
Derivative assets	$3	$—	$3	$—
Total financial assets	$245	$35	$210	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$4	$—	$4	$—
Total financial liabilities	$4	$—	$4	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. Treasury bills	16	—	16	—
Commercial paper	6	—	6	—
Total cash equivalents	$24	$2	$22	$—
Marketable securities:
U.S. Treasury bills	$140	$—	$140	$—
Commercial paper	65	—	65	—
Corporate bonds	129	—	129	—
Total marketable securities	$334	$—	$334	$—
Total financial assets	$358	$2	$356	$—
Financial liabilities:
Redeemable convertible preferred stock warrant liability	$127	$—	$—	$127
Total financial liabilities	$127	$—	$—	$127

The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The derivative asset and liability related to the Company’s foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates.

The following table summarizes the contractual maturities of the Company’s marketable securities:

	December 31,
	2020		2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$164	$164	$300	$300
Due after one year through five years	4	4	34	34
Total marketable securities	$168	$168	$334	$334

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of December 31, 2020 and 2019 were immaterial.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 financial liabilities, consisting solely of redeemable convertible preferred stock warrant liability (see Note 8), which was measured at fair value on a recurring basis until its IPO:

	December 31,
	2020	2019
	(in millions)
Balance at beginning of period	$127	$124
Remeasurement of redeemable convertible preferred stock warrant liability	110	3
Reclassification of redeemable convertible preferred stock warrant liability to equity upon the IPO	(237)	—
Balance at end of period	$—	$127

The primary significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability was the fair value of the underlying Series B redeemable convertible preferred stock at the valuation date, which was $24.00 per share as of December 15, 2020 (immediately prior to the Company’s IPO) and $12.85 per share as of December 31, 2019.

4. BALANCE SHEET COMPONENTS

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
	(in millions)
Computers, software, servers and network equipment	$23	$25
Furniture and fixtures	3	3
Leasehold improvements	29	28
Total property and equipment	55	56
Accumulated depreciation and amortization	(30)	(22)
Total property and equipment, net	$25	$34

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2020, 2019, 2018 was $12 million, $10 million and $8 million, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
	(in millions)
Vendor services	$121	$68
Deferred revenue	37	24
Wish Cash liability	48	38
Other	161	82
Total accrued liabilities	$367	$212

5. Derivative Financial Instruments

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

December 31, 2020
(in millions)
Cash flow hedges	$600
Non-designated hedges	422
Total	$1,022

Fair Value of Derivative Financial Instruments

	December 31, 2020
	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$3	$2
Derivative not designated as hedging instruments
Foreign currency forward contracts	$—	$2
Total derivatives	$3	$4

(1) Derivative assets are included in prepaid and other current assets in the consolidated balance sheet.

(2) Derivative liabilities are included in accrued liabilities in the consolidated balance sheet.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging for the year ended December 31, 2020 were as follows:

Unrealized Holding Gains on Derivatives
(in millions)
December 31, 2019	$—
Other comprehensive income before reclassifications	9
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	(7)
December 31, 2020	$2

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately $7 million for the year ended December 31, 2020 and were recognized in other income (expense), net in the consolidated statement of operations.

6. OPERATING LEASES

The Company leases its facilities and data center co-locations under operating leases with various expiration dates through 2025.

The components of the Company’s lease costs were as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Operating lease costs	$13	$12
Short-term lease costs	1	1
Variable costs	1	1
Total	$15	$14

Rent expense under Topic 840 was $10 million for the year ended December 31, 2018. As of December 31, 2020 and 2019, the Company’s consolidated balance sheet included right-of-use assets in the amount of $43 million and $41 million, respectively, and lease liabilities in the amount of $14 million and $8 million in accrued liabilities, respectively, and $38 million and $42 million in lease liabilities, non-current, respectively.

As of December 31, 2020 and 2019, the weighted-average remaining lease term was 4 years and 5 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$13
Right-of-use assets obtained in exchange for new lease liabilities	$12	$1

The maturities of the Company’s operating lease liabilities are as follows:

December 31,
2020
Year ending December 31,	(in millions)
2021	$17
2022	15
2023	11
2024	10
2025	5
Total lease payments	58
Less: imputed interest	(6)
Present value of lease liabilities	$52

7. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”) to, among other things, permit the Company to increase its aggregate commitments by up to $100 million, if an accordion option is exercised and provided the Company is able to secure additional lender commitments and satisfy certain other conditions, and to enter into letters of credit from time to time, which reduces its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrues at either adjusted LIBOR plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company is required to pay a commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company is required to pay a fee that accrues at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $10 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of December 31, 2020, the Company had not made any borrowings under the Revolving Credit Facility and it is currently in compliance with the related covenants.

Purchase Obligations

During 2019, the Company amended a marketing arrangement which increased the total commitment under the agreement and extended the arrangement to July 31, 2021. As of December 31, 2020, the remaining commitment under the amended agreement was $14 million, which is payable in 2021.

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of December 31, 2020, the remaining commitment under this amended agreement was approximately $57 million and is payable within the next two years.

Legal Contingencies

As of December 31, 2020 and 2019, there were no legal contingency matters, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANT

In August 2016, the Company issued a warrant to purchase 10 million shares of the Company’s Series B redeemable convertible preferred stock (“Series B warrant”) at an exercise price of $0.00001 per share. The Company accounted for the Series B warrant as a liability in the consolidated balance sheets until the Company’s IPO at which time the warrant was exercised and converted to equity. The fair value of the redeemable preferred stock warrant liability as of the IPO date was $237 million and $127 million as of December 31, 2019.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable convertible preferred stock consisted of the following as of December 31, 2019 and as of immediately prior to the automatic conversion upon the effectiveness of the Company’s IPO into Class A common stock on a one-for-one basis:

	December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference
	(in millions)
Series A	64	64	$22
Series B	69	59	23
Series C	71	71	45
Series D	55	55	138
Series E	83	83	514
Series F	63	63	410
Series G	17	17	227
Series H	21	10	240
Total redeemable convertible preferred stock	443	422	$1,619

Immediately prior to the closing of the Company’s IPO, all shares of the Company’s then-outstanding redeemable convertible preferred stock, as shown in the table above, automatically converted on a one-for-one basis into an aggregate of 422 million shares of the Company’s Class A common stock.

Series H — In March 2019, the Company raised gross proceeds of approximately $160 million from the sale of approximately 9 million shares of the Company’s Series H redeemable convertible preferred stock (“Series H”) at $16.95729 per share. The terms of the Series H redeemable convertible preferred stock also provided for the possible issuance of additional shares of Series H redeemable convertible preferred stock depending on the Company’s valuation when a liquidity event occurs. Upon closing of the Company’s IPO, it issued approximately 1 million additional shares of Class A common stock in connection with the conversion of Series H redeemable convertible preferred stock into Class A common stock.

In conjunction with the sale of Series H, the Company also granted the lead investor the right to purchase up to an additional 1 million shares of Series H for $16.95729 per share.  The right was considered an embedded feature of Series H sold to this lead investor and, therefore, did not have a standalone value.  The right expired unexercised on March 31, 2020.

Series A — In June 2019, the Company entered into an agreement with one of its stockholders to repurchase 700,000 shares of the Company’s Series A redeemable convertible preferred stock (“Series A”) for a total of $7 million in cash. The amount paid in excess of the carrying value of Series A was considered a deemed dividend and was reflected as such in the calculation of net loss attributable to common stockholders for the year ended December 31, 2019. The repurchased shares were constructively retired and were removed from both the issued and outstanding number of shares on the 2019 consolidated balance sheet and consolidated statement of stockholders’ deficit.

10. COMMON STOCK and STOCK-based compensation

The Company has two classes of authorized common stock, Class A common stock and Class B common stock. As of December 31, 2020, the Company had three billion and 500 million shares of Class A and Class B authorized, respectively, each with a par value of $0.0001. As of December 31, 2020, the Company had 478 million shares of Class A common stock issued and outstanding and 109 million shares of Class B common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders. Holders of Class B common stock are entitled to 20 votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and are automatically converted into shares of Class A common stock upon a sale or transfer, subject to certain exemptions. Class B shares of common stock are issued in connection with equity awards granted under the 2010 Equity Stock Plan (the “2010 Plan”). Class A shares of common stock are issued in connection with equity awards granted under the 2020 Equity Stock Plan (the “2020 Plan”) or shares purchased under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The Company had reserved shares of common stock for future issuance as follows:

December 31,
2020
(in millions)
Common stock options outstanding	75
Restricted stock units outstanding(1)	60
Warrant to purchase common stock	1
Shares available for future grant of equity awards	38
Shares reserved for future employee stock purchase plan awards	8
Total	182
(1)

Includes approximately 30 million shares which vested as of December 31, 2020 upon satisfying both the service and liquidity vesting conditions. The shares were not released as of December 31, 2020 due to the lock-up provisions related to the Company’s IPO. It also includes 10 million of PSUs.

In 2014, the Company issued a warrant to purchase 550,000 shares of common stock at an exercise price of $0.149 per share. The common stock warrant expires in May 2024. The fair value of this warrant was recognized in additional paid in capital upon issuance. The warrant remained outstanding as of December 31, 2020 and 2019.

Related Party Transaction

In June 2019, the Company repurchased approximately 1 million shares of common stock from its Chief Executive Officer at $12.17 per share. The incremental value between the repurchase price and the fair value of the common stock at the time of the transaction resulted in stock-based compensation expense of $2 million for the year ended December 31, 2019.

2010 Equity Incentive Plan

In 2010, the Board of Directors approved the adoption of the 2010 Plan. As of December 31, 2020, there were 135 million equity awards outstanding under the 2010 Plan, including approximately 30 million shares of vested RSUs. These vested RSUs will be released upon the expiration of the 180-day lock-up period related to the Company’s IPO, subject to early lock-up provisions for a substantial majority of the vested RSUs. The 2010 Plan provided for the grant of incentive and nonstatutory stock options and RSUs to employees, directors and consultants of the Company. Options granted under the Plan to employees continue to vest until the last day of employment and generally will vest over four or five years and expire 10 years from the date of grant. Employees generally forfeit their rights to exercise vested options after three months following their termination of employment or 6 or 12 months in the event of termination of services by reason of disability or death, respectively. Stock options to consultants were generally granted for services performed and vested according to an award-specific schedule as approved by the Board of Directors. When options are exercised subject to a repurchase right, the Company may buy back any unvested shares at their original exercise price in the event of an employee’s termination prior to full vesting. As of December 31, 2020 and 2019, there were no shares subject to this repurchase right.

The 2010 Plan was terminated in December 2020 in connection with the Company’s IPO but continues to govern the terms of outstanding awards under the 2010 Plan.  No further equity awards will be granted under the 2010 Plan.  With the establishment of the 2020 Plan as further discussed below, upon the expiration, forfeiture or cancellation of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2010 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan.

Under the 2010 Plan, the Company granted RSUs to employees, which generally expire 7 years from the date of grant and vest upon the achievement of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon the occurrence of the Company’s IPO in December 2020. Upon employee termination, RSUs that have satisfied the service condition remain outstanding until the earlier of a liquidity event, the expiration date, or the third anniversary of the service termination.

2020 Equity Incentive Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Plan. The 2020 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs. The number of shares reserved for issuance under the 2020 Plan will be increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (b) the number of shares determined by the Board of Directors. As of December 31, 2020, 38 million shares under the 2020 Plan remained available for grant. No equity awards had been granted under the 2020 Plan as of December 31, 2020.

2020 Employee Stock Purchase Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on the IPO Date. The 2020 ESPP has an initial reserve for issuance of approximately 8 million shares of common stock, which will increase automatically on the first day of each fiscal year, commencing in 2022 and ending in 2040, by a number equal to the lesser of: (a) approximately 8 million shares of common stock; (b) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (c) the number of shares of common stock determined by the Company’s Board of Directors.

The 2020 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The 2020 ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on January 1, 2021 and will end in November 2022. The first purchase under the 2020 ESPP will be in May 2021.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2019	80	$0.242	4.16	44
Granted(2)	—	$—		19
Vested(1)	—	$—		(30)
Exercised	(5)	$0.354		—
Forfeited or cancelled	—	$—		(3)
Balances at December 31, 2020	75	$0.234	3.20	30

(1)

Approximately 30 million RSUs vested upon satisfying both the service and liquidity vesting conditions for the year ended December 31, 2020. The shares remained unreleased as of December 31, 2020 due to the lock-up provisions related to the Company’s IPO.

(2)	Includes 10 million of PSUs.

There were no options granted during the years ended December 31, 2020, 2019 and 2018. All options outstanding as of December 31, 2020 were fully vested. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $76 million, $8 million and $48 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant date fair value of RSUs (excluding PSUs) granted during the years ended December 31, 2020, 2019 and 2018 was $16.992, $11.553 and $11.316 per share, respectively. The total intrinsic value of RSUs which vested during the year ended December 31, 2020 was $714 million. No RSUs vested during the years ended December 31, 2019 and 2018.The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2020 was $1.3 billion and $550 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2019 was $910 million and $507 million, respectively.

CEO Performance Award

In December 2020, the Company’s Board of Directors granted the CEO an equity incentive award in the form of performance-based units (“PSUs”), under the Company’s 2010 Plan consisting of 10 million shares of the Company’s Class B common stock, with a weighted-average grant date fair value per unit of $7.76. The award vests only if the CEO satisfies a service-based vesting condition and a market condition. The award has a term ending on the seventh anniversary of the Company’s IPO date. The award is eligible to vest based on the achievement of certain price targets of the Company’s stock price over a performance period beginning six months after the IPO date. The CEO must also remain employed as the Company’s CEO through the second anniversary of the IPO date and continue to serve through each subsequent stock price target achievement dates in order to vest in the award.

The Company used a Monte Carlo simulation model to calculate the fair value of the PSUs on the grant date. The Monte Carlo simulation included the following assumptions, determined based on a term equal to the period of time from the grant date to the end of the performance period, approximately seven years: 42.28% stock price volatility, 0.67% risk-free rate and a 0% dividend yield. For the year ended December 31, 2020, the Company recognized approximately $1 million stock-based compensation expense related to these PSUs. As of December 31, 2020, 10 million PSUs remained outstanding and the Company will recognize the remaining $77 million of unrecognized stock-based compensation expense related to these PSUs over a weighted-average period of 4 years.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the Consolidated Statements of Operations is as follows:

	Year Ended
	December 31,
	2020	2019	2018
	(in millions)
Cost of revenue	$35	$—	$—
Sales and marketing	23	—	—
Product development	118	—	—
General and administrative	214	2	2
Total stock-based compensation	$390	$2	$2

In the fourth quarter of fiscal year 2020, the Company recognized a cumulative stock-based compensation through December 31, 2020 of approximately $379 million related to RSUs for which both the service and liquidity vesting conditions were achieved pursuant to the completion of the Company’s IPO in December 2020. Prior to the Company’s IPO, no stock-based compensation was recognized related to these RSUs as the liquidity event vesting condition was not satisfied. The Company will recognize the remaining $153 million of unrecognized stock-based compensation expense related to these RSUs over a weighted-average period of approximately 1.31 years.

The Company recognized $10 million in stock-based compensation expense for the sale of shares of common stock by an executive to a certain investor, for the year ended December 31, 2020. The amount reflects the excess of the sales price per share of common stock over the deemed fair value of the common stock. The expense was recognized within general and administrative expenses in the consolidated statement of operations. The Company did not sell any shares or receive any proceeds from this transaction.

11. INCOME TAXES

The components of loss (income) before provision for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Domestic	$757	$130	$205
Foreign	(14)	(2)	3
Loss before provision for income taxes	$743	$128	$208

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the year ended December 31, 2020 and 2019, the Company recognized $2 million and $1 million tax provision, respectively, related primarily to foreign income taxes. For the year ended December 31, 2020 there was $5 million of current foreign tax expense and $3 million of deferred tax benefit while for the year ended December 31, 2019 there was $1 million of current foreign tax expense.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Federal benefit at statutory rate	$(157)	$(27)	$(44)
Stock-based compensation	36	(1)	(5)
Foreign rate differential	(2)	—	1
Non-deductible warrant valuation	23	1	—
Other	—	1	—
Change in valuation allowance	102	27	48
Total provision for income taxes	$2	$1	$—

The tax provision differs from the benefit that would result from applying statutory rates to losses before income taxes primarily due to the valuation allowance provided on the net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and (b) operating losses and tax credit carryforwards.

Deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$289	$266
Lease liabilities	11	11
Reserves and accruals not currently deductible	50	8
Stock-based compensation	47	7
Total gross deferred tax assets	397	292
Less: valuation allowance	(384)	(282)
Total deferred tax assets, net of valuation allowance	13	10
Deferred tax liabilities:
Property and equipment, including right-of-use assets	(8)	(9)
Other	(2)	—
Total gross deferred tax liabilities	(10)	(9)
Net deferred tax assets	$3	$1

The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2020
Deferred tax assets valuation allowance	$282	$102	$—	$384
Year ended December 31, 2019
Deferred tax assets valuation allowance	$254	$29	$(1)	$282

Due to a history of losses, the Company believes it is not more likely than not that its net deferred tax assets will be realized as of December 31, 2020 or 2019. Accordingly, the Company has established a full valuation allowance on its domestic net deferred tax assets. The Company’s valuation allowance increased $102 million and $28 million during the years ended December 31, 2020 and 2019, respectively.

The Company intends to reinvest substantially all of its foreign subsidiary earnings, indefinitely outside of the U.S. Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. Federal income tax; however, there could be foreign withholding taxes upon distribution of such unremitted earnings.  It is not practical to estimate this liability at this time.

As of December 31, 2020, the Company had federal net operating loss carryforwards available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $438 million that have an unlimited carryover period. As of December 31, 2020, the Company had state net operating loss carryforwards available to reduce future taxable income, if any, of $1.5 billion that begin to expire in 2029 and continue to expire through 2040 and $13 million that have an unlimited carryover period.

Utilization of net operating loss carryforwards may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

The Company had immaterial unrecognized tax benefits as of December 31, 2020 and 2019, fully offset by a valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There were no unrecognized tax benefits at December 31, 2018. No interest or penalties were incurred during the years ended December 31, 2020, 2019 or 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

12. Net loss per share attributable to common stockholders

Prior to the Company’s IPO, the Company followed the two-class method when computing net loss per share as the Company had shares of redeemable convertible preferred stock outstanding that met the definition of participating securities. These shares automatically converted into Class A common stock upon the Company’s IPO. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.  The Company did not allocate net loss to redeemable convertible preferred stock because the holders of such shares are not contractually obligated to share in losses.

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include participating securities and shares issuable upon the exercise of stock options, the exercise of common stock warrants, the vesting of RSUs and each purchase under the 2020 ESPP, under the treasury stock method.

In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive and therefore excluded.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the Company’s undistributed earnings or losses are allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net income (loss) per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share data)
Numerator:
Net loss	$(745)	$(129)	$(208)
Less: deemed dividend to convertible preferred stockholders	—	(7)	—
Net loss attributable to common stockholders	$(745)	$(136)	$(208)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	127	104	103
Net loss per share attributable to common stockholders, basic and diluted	$(5.87)	$(1.31)	$(2.02)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of December 31,
	2020	2019	2018
	(in millions)
Redeemable convertible preferred stock, all series	—	422	413
Series B warrant	—	10	10
Warrant to purchase common stock	1	1	1
Common stock options outstanding	75	80	81
Unvested restricted stock units outstanding(1)	30	44	33
Total	106	557	538

(1)	Unvested RSUs outstanding as of December 31, 2020 included 10 million of outstanding PSUs.

13. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows (in millions):

	Year Ended December 31,
	2020		2019		2018
	(in millions)
Europe	$833	46%	$716	49%	$759	50%
North America(1)	735	40%	566	38%	579	38%
South America	90	5%	72	5%	58	4%
Other	169	9%	119	8%	112	8%
Core marketplace revenue(2)	$1,827	100%	$1,473	100%	$1,508	100%

(1)	United States accounted for $614 million, $472 million, $495 million of core marketplace revenue for the years ended 2020, 2019 and 2018, respectively.
(2)

Core marketplace revenue for the year ended December 31, 2020 included approximately $7 million of net gains from the Company’s cash flow hedging program. It did not have a hedging program prior to 2020.

China accounted for substantially all of marketplace and logistics revenue in 2020, 2019 and 2018, respectively, based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 87% and 94% of the total long-lived tangible assets as of December 31, 2020 and 2019, respectively. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investor Relations website at https://ir.wish.com/ under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	12/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2020	3.2
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2
4.3	Warrant to Purchase Common Stock, issued to Silicon Valley Bank, dated May 13, 2014.	S-1	11/20/2020	4.4
4.4	Form of Proxy Agreement, between Registrant, Piotr Szulczewski, and certain parties thereto.	S-1	11/20/2020	4.5
4.5	Form of Proxy Agreement, between Registrant, Piotr Szulczewski, and a certain party thereto.	S-1	11/20/2020	4.6
4.6	Description of Capital Stock.				X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	11/20/2020	10.1
10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.*	S-8	12/16/2020	99.3
10.5	Employment Letter Agreement, dated November 19, 2020, between the Registrant and Piotr Szulczewski.**	S-1	11/20/2020	10.5
10.6	Offer Letter, dated November 9, 2016, between the Registrant and Rajat Bahri.**	S-1	11/20/2020	10.6
10.7	Offer Letter, dated January 15, 2018, between the Registrant and Devang Shah.**	S-1	11/20/2020	10.7
10.8	Offer Letter, dated May 11, 2014, between the Registrant and Thomas Chuang.**	S-1	11/20/2020	10.8
10.9	Offer Letter, dated August 16, 2019, between the Registrant and Pai Liu.**	S-1	11/20/2020	10.9
10.10	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.11	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
21.1	Subsidiaries of the Registrant.	S-1	11/20/2020	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

					X
31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.INS	XBRL Instance Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

** Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 25, 2021	By:	/s/ Piotr Szulczewski
Piotr Szulczewski
Chief Executive Officer and Chairperson

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Piotr Szulczewski, Rajat Bahri, and Devang Shah, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Piotr Szulczewski	Chief Executive Officer and Chairperson	March 25, 2021
Piotr Szulczewski	(Principal Executive Officer)

/s/ Rajat Bahri	Chief Financial Offer	March 25, 2021
Rajat Bahri	(Principal Financial Officer)

/s/ Brett Just	Chief Accounting Officer	March 25, 2021
Brett Just	(Principal Accounting Officer)

/s/ Julie Bradley	Director	March 25, 2021
Julie Bradley

/s/ Ariel Emanuel	Director	March 25, 2021
Ariel Emanuel

/s/ Joseph Lonsdale	Director	March 25, 2021
Joseph Lonsdale

/s/ Jacqueline Reses	Director	March 25, 2021
Jacqueline Reses

/s/ Tanzeen Syed	Director	March 25, 2021
Tanzeen Syed

/s/ Stephanie Tilenius	Director	March 25, 2021
Stephanie Tilenius

/s/ Hans Tung	Director	March 25, 2021
Hans Tung