Form 10-Q
period 2021-03-31
ContextLogic Inc.
filed 2021-05-12
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39775

ContextLogic Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sansome Street 40th Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 432-7323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	WISH	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 505 million and the number of shares of the registrant’s Class B common stock outstanding was 114 million.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning our possible or assumed future results of operations and expenses, new or planned features or services, management strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits to Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of March 31,	As of December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,620	$1,965
Marketable securities	154	164
Funds receivable	65	83
Prepaid expenses and other current assets	88	102
Total current assets	1,927	2,314
Property and equipment, net	23	25
Right-of-use assets	39	43
Marketable securities	—	4
Other assets	10	11
Total assets	$1,999	$2,397
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291	$434
Merchants payable	381	454
Refunds liability	54	77
Accrued liabilities	309	367
Total current liabilities	1,035	1,332
Lease liabilities, non-current	34	38
Total liabilities	1,069	1,370
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of March 31, 2021 and December 31, 2020; No shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value: 3,500 (3,000 Class A, 500 Class B) shares authorized as of March 31, 2021 and December 31, 2020; 618 (501 Class A, 117 Class B) and 587 (478 Class A, 109 Class B) shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	3,243	3,210
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(2,312)	(2,184)
Total stockholders’ equity	930	1,027
Total liabilities and stockholders’ equity	$1,999	$2,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$772	$440
Cost of revenue	335	156
Gross profit	437	284
Operating expenses:
Sales and marketing	470	295
Product development	51	25
General and administrative	42	18
Total operating expenses	563	338
Loss from operations	(126)	(54)
Other income (expense), net:
Interest and other income, net	—	3
Remeasurement of redeemable convertible preferred stock warrant liability	—	(15)
Loss before provision for income taxes	(126)	(66)
Provision for income taxes	2	—
Net loss	(128)	(66)
Net loss per share, basic and diluted	$(0.21)	$(0.62)
Weighted-average shares used in computing net loss per share, basic and diluted	619	106

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(128)	$(66)
Other comprehensive loss:
Net unrealized holding losses on derivatives	(2)	—
Comprehensive loss	$(130)	$(66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity

Balances as of December 31, 2020	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	2	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units, net of tax	29	—	(5)	—	—	(5)
Stock-based compensation	—	—	37	—	—	37
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(128)	(128)
Balances as of March 31, 2021	618	$—	$3,243	$(1)	$(2,312)	$930

	Three Months Ended March 31, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances as of December 31, 2019	422	$1,536	103	$—	$—	$(1,439)	$(1,439)
Issuance of common stock upon exercise of options for cash	—	—	3	—	1	—	1
Net loss and comprehensive loss	—	—	—	—	—	(66)	(66)
Balances as of March 31, 2020	422	$1,536	106	$—	$1	$(1,505)	$(1,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(128)	$(66)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Non-cash lease expense	4	2
Stock-based compensation expense	37	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	15
Other	(3)	—
Changes in operating assets and liabilities:
Funds receivable	18	8
Prepaid expenses, other current and noncurrent assets	16	7
Accounts payable	(143)	31
Merchants payable	(73)	(122)
Accrued and refund liabilities	(69)	3
Lease liabilities	(4)	(2)
Other current and noncurrent liabilities	(11)	(7)
Net cash used in operating activities	(354)	(129)
Cash flows from investing activities:
Purchases of marketable securities	(53)	(73)
Maturities of marketable securities	67	132
Net cash provided by investing activities	14	59
Cash flows from financing activities:
Payment of taxes related to RSU settlement and other financing activities, net	(5)	1
Net cash provided by (used in) financing activities	(5)	1
Net decrease in cash, cash equivalents and restricted cash	(345)	(69)
Cash, cash equivalents and restricted cash at beginning of period	1,965	754
Cash, cash equivalents and restricted cash at end of period	$1,620	$685
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,620	$675
Restricted cash included in other assets in the condensed consolidated balance sheets	—	10
Total cash, cash equivalents and restricted cash	$1,620	$685
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ContextLogic Inc. (“Wish” or the “Company”) is an ecommerce company that provides a shopping experience that is mobile-first and discovery-based, which connects merchants’ products to users based on user preferences. The Company generates revenue from marketplace and logistics services provided to merchants.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in San Francisco, California, with operations in Canada, China and the Netherlands.

Initial Public Offering

In December 2020, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 46 million shares. The shares were sold at an IPO price of $24.00 per share for net proceeds of approximately $1.1 billion, after deducting underwriting discounts and commissions of approximately $52 million. Additionally, the Company incurred approximately $6 million of offering costs, net of reimbursements. Following the IPO, the Company has two classes of authorized common stock, Class A common stock, which entitles holders to one vote per share, and Class B common stock, which entitles holders to 20 votes per share.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of December 31, 2020 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of derivative instruments, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. As of March 31, 2021, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

Segments

The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on condensed consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, funds receivable, marketable securities and derivative financial instruments. The Company’s cash and cash equivalents are held on deposit with creditworthy institutions. Although the Company’s deposits exceed federally insured limits, the Company has not experienced any losses in such accounts. The Company invests its excess cash in money market accounts, U.S. Treasury notes, U.S. Treasury bills, commercial paper and corporate bonds. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities for the amounts reflected on the condensed consolidated balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company's derivative financial instruments expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. The Company seeks to mitigate such risk by limiting its counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on a monthly basis. The Company is not required to pledge, nor is it entitled to receive, collateral related to its foreign exchange derivative transactions.

The Company is exposed to credit risk in the event of a default by its Payment Service Providers (“PSPs”). The Company does not generate revenue from PSPs. Significant changes in the Company’s relationship with its PSPs could adversely affect users’ ability to process transactions on the Company’s marketplaces, thereby impacting the Company’s operating results.

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	March 31,	December 31,
	2021	2020
PSP 1	61%	56%
PSP 2	27%	27%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three months ended March 31, 2021 and 2020.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021, that have had a material impact on its condensed consolidated financial statements.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded they are either not applicable to the business or no material impact is expected on the condensed consolidated financial statements as a result of future adoption.

NOTE 2. DISAGGREGATION OF REVENUE

The Company generates revenue from marketplace and logistics services provided to merchants. Revenue is recognized as the Company transfers control of promised goods or services to its users in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers both the merchant and the user to be customers. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, has latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Core marketplace revenue	$477	$340
ProductBoost revenue	50	44
Marketplace revenue	527	384
Logistics revenue	245	56
Revenue	$772	$440

Refer to Note 11 – Geographical Information for the disaggregated revenue by geographical location.

Note 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash equivalents, marketable securities, funds receivable, derivative instruments, accounts payable, accrued liabilities and merchants payable. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities and derivative instruments are recognized at fair value. Funds receivable, accounts payable, accrued liabilities and merchants payable carrying values approximate fair value due to the short time to the expected receipt or payment date.

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consisting of cash equivalents, marketable securities and derivative instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$97	$97	$—	$—
Marketable securities:
U.S. Treasury bills	$35	$—	$35	$—
Commercial paper	62	—	62	—
Corporate bonds	52	—	52	—
Non-US government	5	—	5	—
Total marketable securities	$154	$—	$154	$—
Total financial assets	$251	$97	$154	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$35	$35	$—	$—
U.S. Treasury bills	30	—	30	—
Commercial paper	9	—	9	—
Total cash equivalents	$74	$35	$39	$—
Marketable securities:
U.S. Treasury bills	$38	$—	$38	$—
Commercial paper	49	—	49	—
Corporate bonds	81	—	81	—
Total marketable securities	$168	$—	$168	$—
Prepaid and other current assets:
Derivative assets	$3	$—	$3	$—
Total financial assets	$245	$35	$210	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$4	$—	$4	$—
Total financial liabilities	$4	$—	$4	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	March 31,		December 31,
	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$154	$154	$164	$164
Due after one year through five years	—	—	4	4
Total marketable securities	$154	$154	$168	$168

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of March 31, 2021 and December 31, 2020 were immaterial.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(in millions)
Vendor services	$90	$121
Deferred revenue	26	37
Wish Cash liability	48	48
Other	145	161
Total accrued liabilities	$309	$367

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company conducts business in certain foreign currencies throughout its worldwide operations, and various entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, the Company is exposed to foreign exchange gains or losses which impact the Company’s operating results. The Company bills its users based on their local currencies, primarily in U.S. dollars and Euros, and the Company makes payments to the merchants in China for products sold on the Wish platform in Renminbi, which creates exposure to currency rate fluctuations. The Company hedges these cash flow exposures to reduce the risk that its earnings and cash flows will be adversely affected by changes in exchange rates. As part of the Company’s foreign currency risk mitigation strategy, the Company enters into derivative contracts and foreign exchange forward contracts with up to twelve months in duration to hedge exposures for variability in U.S.-dollar equivalent of non-U.S.-dollar denominated cash flows associated with its forecasted revenue related transactions.

The Company’s derivatives transactions are not collateralized and do not include collateralization agreements with counterparties. The Company does not use derivative financial instruments for speculative or trading purposes.

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Cash flow hedges	$250	$600
Non-designated hedges	219	422
Total	$469	$1,022

Fair Value of Derivative Financial Instruments

	March 31, 2021		December 31, 2020
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$2	$3	$2
Derivative not designated as hedging instruments
Foreign currency forward contracts	$—	$—	$—	$2
Total derivatives	$—	$2	$3	$4

(1) Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.

(2) Derivative liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Balance beginning of the period	$2	$—
Other comprehensive income before reclassifications	7	9
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	(9)	(7)
Balance at the end of the period	$—	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue.  All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three months ended March 31, 2021, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur. The Company did not have a hedging program during the three months ended March 31, 2020.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately $4 million for the three months ended March 31, 2021 and were recognized in other income (expense), net in the condensed consolidated statement of operations. The Company did not have a hedging program during the three months ended March 31, 2020.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center co-locations under operating leases with various expiration dates through 2025.

Total operating lease cost was $4 million and $3 million for the three months ended March 31, 2021 and 2020, respectively. Short-term lease costs and variable lease costs and sublease income were not material.

As of March 31, 2021 and December 31, 2020, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $39 million and $43 million, respectively, and lease liabilities in the amount of $14 million and $14 million in accrued liabilities, respectively, and $34 million and $38 million in lease liabilities, non-current, respectively.

As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term was 3.7 years and 3.9 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases were as follows:

	March 31,	March 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$3

The maturities of the Company’s operating lease liabilities are as follows:

March 31,
2021
Year ending December 31,	(in millions)
2021 (remaining nine months)	$12
2022	15
2023	11
2024	10
2025	5
Total lease payments	53
Less: imputed interest	(5)
Present value of lease liabilities	$48

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $10 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of March 31, 2021, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related covenants.

Purchase Obligations

During 2019, the Company amended a marketing arrangement which increased the total commitment under the agreement and extended the arrangement to July 31, 2021. As of March 31, 2021, the remaining commitment under the amended agreement was $5 million, which is payable in 2021.

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of March 31, 2021, the remaining commitment under this amended agreement was approximately $35 million and is payable within the next two years.

Legal Contingencies

As of March 31, 2021 and December 31, 2020, there were no legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2020	75	$0.234	3.2	30
Granted	—	$—		1
Vested(1)	—	$—		(3)
Exercised	(2)	$0.154		—
Balances at March 31, 2021(2)	73	$0.236	3.0	28

(1)

For the three months ended March 31, 2021, approximately 3 million RSUs vested upon satisfying both the service and liquidity vesting conditions. The shares remained unreleased as of March 31, 2021 due to the lock-up provisions related to the Company’s IPO.

(2)	Outstanding RSUs as of March 31, 2021 include 10 million units of CEO Performance Award.

The weighted-average grant date fair value of restricted stock units (“RSUs”) granted during the three months ended March 31, 2021 was $22.01 per share.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Cost of revenue	$5	$—
Sales and marketing	3	—
Product development	15	—
General and administrative	14	—
Total stock-based compensation	$37	$—

The Company will recognize the remaining $134 million and $72 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1.32 years and 3.84 years related to RSUs and CEO Performance Award, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on January 1, 2021 and will end in November 2022. The first purchase under the ESPP will be in May 2021.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2020 Employee Stock Purchase Plan (“ESPP”) with the following assumptions on the date of grant:

Three Months Ended
March 31, 2021
Expected term (in years)	0.38 to 1.88
Risk free interest rate	0.09% to 0.13%
Volatility	46.45% to 62.28%
Dividend yield	—
Estimated fair value per ESPP share	$4.14 to $8.05

NOTE 9. INCOME TAXES

The Company’s tax provision for the interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company assesses its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in the period of change.

The Company’s quarterly tax provision and the estimate of the annual effective tax rate is subject to fluctuation due to several factors, including variability in pre-tax earnings, the geographic distribution of the pre-tax earnings, tax law changes, non-deductible expenses, such as stock-based compensation, and changes in the estimate of the valuation allowance.

The provision for income taxes was $2 million for the three months ended March 31, 2021 and was insignificant for the three months ended March 31, 2020. The year-over-year increase in provision for income taxes was primarily related to international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had immaterial unrecognized tax benefits as of March 31, 2021 and December 31, 2020, fully offset by a valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. No interest or penalties were incurred during the years ended March 31, 2021 and 2020.

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

NOTE 10. Net loss per share

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

In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is anti-dilutive and therefore excluded.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Numerator:
Net loss	$(128)	$(66)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	619	106
Net loss per share, basic and diluted	$(0.21)	$(0.62)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
	(in millions)
Redeemable convertible preferred stock, all series	—	422
Series B warrant	—	10
Warrant to purchase common stock	1	1
Common stock options outstanding	73	77
Unvested RSUs outstanding(1)	28	44
Employee Stock Purchase Plan	1	—
Total	103	554

(1)	Unvested RSUs outstanding as of March 31, 2021 included 10 million units of CEO Performance Award.

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended March 31,
	2021		2020
	(in millions)
Europe	$235	49%	$159	47%
North America(1)	186	39%	126	37%
South America	18	4%	23	7%
Other	38	8%	32	9%
Core marketplace revenue	$477	100%	$340	100%

(1)	United States accounted for $156 million and $103 million of core marketplace revenue for the three months ended March 31, 2021 and 2020, respectively.

China accounted for substantially all of marketplace and logistics revenue during the three months ended March 31, 2021 and 2020 based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 87% of the total long-lived tangible assets as of March 31, 2021 and December 31, 2020. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed on March 25, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our year ended December 31, 2020. See also "Special Note Regarding Forward-Looking Statements" above.

Financial Results for the Three Months Ended March 31, 2021

•	Total revenue was $772 million, an increase of 75% year-over-year.
•	Total cost of revenue and expenses were $898 million, including stock-based compensation expense of $37 million and $7 million of employer payroll taxes related to stock-based compensation.
•	Loss from operations was $126 million.
•	Net loss was $128 million.
•	Adjusted EBITDA was a loss of $79 million or 10% of total revenue.
•	Cash and cash equivalents and marketable securities were $1.8 billion.

As of March 31, 2021, we had an accumulated deficit of $2.3 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, continued development of our mobile shopping marketplace infrastructure and development of other businesses.

COVID-19

The outbreak of coronavirus disease 2019 (“COVID-19”) has affected businesses worldwide, as of the date of filing of this Quarterly Report, and continues to impact the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, and our operations as well as the operations of our third-party merchants and users have been and will continue to be disrupted by varying individual and governmental responses to COVID-19 around the world, such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. These restrictions may cause consumers and businesses to reduce their activities and their spending, have caused a slowdown in the global economy and have had, and may continue to have, a negative impact on our operations. If these conditions continue, sales volumes may decrease and we may, among other issues, experience or continue to experience delays in product development, a decreased ability to support our merchants, disruptions in sales, delivery and logistics, each of which could have a negative impact on our ability to meet shipment commitments and on our revenue and profitability.

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

Key Financial and Performance Metrics

In addition to the measures presented in our condensed consolidated financial statements, we monitor the following key metrics and other financial information to measure our performance, identify trends affecting our business, and make strategic decisions.

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
MAU	101	109
LTM Active Buyers	61	63
Adjusted EBITDA	$(79)	$(51)
Adjusted EBITDA Margin	(10)%	(12)%
Free Cash Flow	$(354)	$(129)

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

MAUs decreased approximately 7% from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily driven by the decision to de-emphasize user acquisition in some emerging markets outside of Europe and North America where we faced logistical challenges due to the pandemic and to emphasize higher LTV users within the same value-conscious consumer category in many of the more developed markets.

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

LTM Active Buyers decreased approximately 3% from the three months ended March 31, 2020 to the three months ended March 31, 2021, primarily due to our actions to de-emphasize low value items, which tend to have high conversion rates but unfavorable economics.

A Note About Metrics

The numbers for some of our metrics, including MAUs, are calculated and tracked with internal tools, which are not independently verified by any third party. We use these metrics to assess the growth and health of our overall business. While these numbers are based on what we believe to be reasonable estimates of our user or merchant base for the applicable period of measurement, there are inherent challenges in measurement as the methodologies used require significant judgment and may be susceptible to algorithm or other technical errors. In addition, we regularly review and adjust our processes for calculating metrics to improve their accuracy, and our estimates may change due to improvements or changes in technology or our methodology.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude; interest and other income (expense), net (which includes foreign exchange gain or loss, foreign exchange forward contracts gain or loss and gain or loss on one-time non-operating transactions); provision or benefit for income taxes;, depreciation and amortization; stock-based compensation expense and related payroll taxes; remeasurement of redeemable convertible preferred stock warrant liability and other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not consider the impact of stock-based compensation and related payroll taxes;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Revenue	$772	$440
Net loss	(128)	(66)
Net loss as a percentage of revenue	(17)%	(15)%
Excluding:
Interest and other expense (income), net	—	(3)
Provision for income taxes	2	—
Depreciation and amortization	2	2
Stock-based compensation expense	37	—
Employer payroll taxes related to stock-based compensation expense	7	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	15
Recurring other items	1	1
Adjusted EBITDA	$(79)	$(51)
Adjusted EBITDA margin	(10)%	(12)%

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

The following table reflects the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Cash used in operating activities	$(354)	$(129)
Less:
Purchases of property and equipment	—	—
Free Cash Flow	$(354)	$(129)

Results of Operations

The following table shows our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenue	$772	$440
Cost of revenue(1)	335	156
Gross profit	437	284
Operating expenses:
Sales and marketing(1)	470	295
Product development(1)	51	25
General and administrative(1)	42	18
Total operating expenses	563	338
Loss from operations	(126)	(54)
Other income (expense), net
Interest and other income, net	—	3
Remeasurement of convertible preferred stock warrant liability	—	(15)
Loss before provision for income taxes	(126)	(66)
Provision for income taxes	2	—
Net loss	$(128)	$(66)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in millions)
Cost of revenue	$5	$—
Sales and marketing	3	—
Product development	15	—
General and administrative	14	—
Total stock-based compensation	$37	$—

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	43%	35%
Gross profit	57%	65%
Operating expenses:
Sales and marketing	61%	67%
Product development	7%	6%
General and administrative	6%	4%
Total operating expenses	74%	77%
Loss from operations	(17)%	(12)%
Other income (expense), net:
Interest and other income (expense), net	—	1%
Remeasurement of convertible preferred stock warrant liability	—	(3)%
Loss before provision for income taxes	(17)%	(15)%
Provision for income taxes	—	—
Net loss	(17)%	(15)%

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Core marketplace revenue(1)	$477	$340	$137	40%
ProductBoost revenue	50	44	6	14%
Marketplace revenue	527	384	143	37%
Logistics revenue	245	56	189	338%
Revenue	$772	$440	$332	75%

(1)

Core marketplace revenue for the three months ended March 31, 2021 included approximately $9 million net gains from our cash flow hedging program. We did not have a hedging program during the three months ended March 31, 2020.

Revenue increased $332 million, or 75%, to $772 million for the three months ended March 31, 2021 as compared to $440 million for the three months ended March 31, 2020. This increase was attributable to both increased marketplace and logistics revenue.

Marketplace revenue increased $143 million, or 37% to $527 million for the three months ended March 31, 2021, as compared to $384 million for the three months ended March 31, 2020. This increase was primarily due to our efforts to improve buyer monetization and lower refunds. This increase was also partially driven by increased merchant utilization of our ProductBoost service.

Logistics revenue increased $189 million, or 338% to $245 million for the three months ended March 31, 2021, as compared to $56 million for the three months ended March 31, 2020. This increase was primarily due to accelerated merchant adoption of our logistics offerings, as well as the expansion of our A+ program, in which Wish manages first mile collection from merchants to warehousing operations all the way to last mile delivery to the buyer.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Cost of revenue	$335	$156	$179	115%
Percentage of revenue	43%	35%
Gross Margin	57%	65%

Cost of revenue increased $179 million, or 115%, to $335 million for the three months ended March 31, 2021, as compared to $156 million for the three months ended March 31, 2020, primarily due to costs related to the increased volume of logistics services provided and increased headcount. The increase was also driven by a $6 million stock-based compensation expense and related employer payroll taxes that we recognized in connection with the settlement of vested RSUs for our employees involved in infrastructure, merchant support, and logistics functions.

The gross margin decreased to 57% for the three months ended March 31, 2021 from 65% for the three months ended March 31, 2020, primarily due to increased volume of logistics services provided and the fact that logistics gross margin was at significantly lower rate than marketplace gross margin.

Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Sales and marketing	$470	$295	$175	59%
Percentage of revenue	61%	67%

Sales and marketing expense increased $175 million, or 59%, to $470 million for the three months ended March 31, 2021, compared to $295 million for the three months ended March 31, 2020. The increase in sales and marketing expenses consisted primarily of incremental digital advertising spend associated with increased pricing from our largest vendors. To a lesser extent, the increase was also driven by a $4 million stock-based compensation expense and related employer payroll taxes that we recognized in connection with the settlement of vested RSUs, for our employees involved in marketing, user support, and business development functions. We anticipate that sales and marketing expenses will continue to be our most significant operating expense in the future and our overall profitability will depend on the success of our investments in sales and marketing.

Product Development

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Product development	$51	$25	$26	104%
Percentage of revenue	7%	6%

Product development expense increased $26 million, or 104%, to $51 million for the three months ended March 31, 2021, as compared to $25 million for the three months ended March 31, 2020, primarily as a result of an increase in employee-related costs driven by increased headcount and an $18 million stock-based compensation expense and related employer payroll taxes that we recognized in connection with the settlement of vested RSUs, for our employees involved in product development activities. The increase was also, to a lesser extent, driven by expenses associated with data warehousing, processing and analytics.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
General and administrative	$42	$18	$24	133%
Percentage of revenue	6%	4%

General and administrative expense increased $24 million, or 133%, to $42 million for the three months ended March 31, 2021, as compared to $18 million for the three months ended March 31, 2020. The increase was primarily related to a $16 million stock-based compensation expense and related employer payroll taxes that we recognized in connection with the settlement of vested RSUs and increases in expenses associated with being a publicly listed company.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Remeasurement of redeemable convertible preferred stock warrant liability	$—	$(15)	$15	(100)%
Percentage of revenue	—	(3)%

The $15 million expense that we recognized during the three months ended March 31, 2020 was related to the change in fair value of the redeemable convertible preferred stock warrant liability. There was no remeasurement charge recognized during the three months ended March 31, 2021 because immediately prior to the completion of our IPO in December 2020, the outstanding redeemable convertible preferred stock warrant was net exercised. The fair value of the warrant at the time of exercise was reclassified into the Company’s Class A common stock and additional paid-in capital.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in millions)
Provision for income taxes	$2	$—	$2	—
Percentage of revenue	—	—

Provision for income taxes increased $2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in provision for income taxes was due primarily to an increase of taxes for our international operations.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $1.8 billion, a majority of which were held in cash deposits and money market funds, and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of March 31, 2021, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash provided by (used in):
Operating activities	$(354)	$(129)
Investing activities	14	59
Financing activities	(5)	1

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

Net cash used in our operating activities for the three months ended March 31, 2021 was $354 million. This was primarily driven by our net loss of $128 million and $266 million unfavorable net working capital changes, which was partially offset by non-cash expenses, such as stock-based compensation expense of $37 million. Unfavorable working capital movement was mainly driven by accounts payable and merchants payable. Accounts payable decreased by $143 million primarily due to shorter vendor payment terms. Due to the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $73 million primarily driven by lower volumes in the first quarter of 2021 compared to the fourth quarter of 2020 due to seasonality and higher percentage of shipments through our A+ program which accelerated the payment of merchants payable due to higher delivery confirmation rates. Other decreases in unfavorable working capital movement were driven by refunds and accrued liabilities.

Net cash used in our operating activities for the three months ended March 31, 2020 was $129 million. This was primarily driven by our net loss of $66 million and a $122 million decrease in merchants payable, which was partially offset by non-cash expenses, such as the remeasurement of redeemable convertible preferred stock warrant liability of $15 million, which was further offset by a $31 million increase in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash provided by investing activities was $14 million for the three months ended March 31, 2021. This was primarily due to $67 million of maturities of marketable securities, partially offset by $53 million purchases of marketable securities.

Net cash generated from investing activities was $59 million for the three months ended March 31, 2020. This was primarily due to $132 million maturities of marketable securities, partially offset by $73 million purchases of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in our financing activities was $5 million for the three months ended March 31, 2021 primarily due to tax payments related to RSU settlement.

Net cash provided by financing activities was $1 million for the three months ended March 31, 2020 and was related to proceeds from stock option exercises.

Off Balance Sheet Arrangements

For the three months ended March 31, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Our critical accounting policies are as follows:

•	Revenue recognition;
•	Operating lease obligations;
•	Stock-based compensation; and
•	Income taxes.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain.

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Recent Accounting Pronouncements

See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of March 31, 2021 were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A 100 basis point increase or decrease in our current interest rates would have increased or decreased our interest income by $18 million for the three months ended March 31, 2021.

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

The credit risk of our foreign currency derivative contracts is minimized since contracts are not concentrated with any one financial institution and all contracts are only placed with large financial institutions. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported in the condensed consolidated balance sheets. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. Refer to Note 5 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Statements” for more information related to our derivative financial instruments.

Based on our overall currency rate exposures as of March 31, 2021, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this item may be found in Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: May 12, 2021	By:	/s/ Rajat Bahri
Rajat Bahri
Chief Financial Offer
(Principal Financial Officer)