Form 10-Q
period 2021-06-30
ContextLogic Inc.
filed 2021-08-12
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 558 million and the number of shares of the registrant’s Class B common stock outstanding was 70 million.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning our possible or assumed future results of operations and expenses, new or planned features or services, management strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “foresee,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of June 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,405	$1,965
Marketable securities	168	164
Funds receivable	46	83
Prepaid expenses and other current assets	71	102
Total current assets	1,690	2,314
Property and equipment, net	19	25
Right-of-use assets	32	43
Marketable securities	—	4
Other assets	10	11
Total assets	$1,751	$2,397
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$255	$434
Merchants payable	313	454
Refunds liability	42	77
Accrued liabilities	248	367
Total current liabilities	858	1,332
Lease liabilities, non-current	31	38
Total liabilities	889	1,370
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of June 30, 2021 and December 31, 2020; No shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value: 3,500 (3,000 Class A, 500 Class B) shares authorized as of June 30, 2021 and December 31, 2020; 627 (555 Class A, 72 Class B) and 587 (478 Class A, 109 Class B) shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	3,285	3,210
Accumulated other comprehensive income	—	1
Accumulated deficit	(2,423)	(2,184)
Total stockholders’ equity	862	1,027
Total liabilities and stockholders’ equity	$1,751	$2,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$656	$701	$1,428	$1,141
Cost of revenue	272	208	607	364
Gross profit	384	493	821	777
Operating expenses:
Sales and marketing	396	444	866	739
Product development	52	23	103	48
General and administrative	50	14	92	32
Total operating expenses	498	481	1,061	819
Income (loss) from operations	(114)	12	(240)	(42)
Other income (expense), net:
Interest and other income, net	8	5	8	8
Remeasurement of redeemable convertible preferred stock warrant liability	—	(28)	—	(43)
Loss before provision for income taxes	(106)	(11)	(232)	(77)
Provision for income taxes	5	—	7	—
Net loss	(111)	(11)	(239)	(77)
Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.38)	$(0.73)
Weighted-average shares used in computing net loss per share, basic and diluted	624	107	621	106

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(111)	$(11)	$(239)	$(77)
Other comprehensive loss:
Net unrealized holding losses on derivatives	1	—	(1)	—
Comprehensive loss	$(110)	$(11)	$(240)	$(77)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balances as of March 31, 2021	618	$—	$3,243	$(1)	$(2,312)	$930
Issuance of common stock upon exercise of options for cash	3	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	4	—	—	—	—	—
Net exercises of common stock warrant	1	—	—	—	—	—
Issuance of common stock through ESPP	1	—	3	—	—	3
Stock-based compensation	—	—	37	—	—	37
Other comprehensive income, net	—	—	—	1	—	1
Net loss	—	—	—	—	(111)	(111)
Balances as of June 30, 2021	627	$—	$3,285	$—	$(2,423)	$862

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balances as of December 31, 2020	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	5	—	3	—	—	3
Issuance of common stock upon settlement of restricted stock units	33	—	(5)	—	—	(5)
Net exercises of common stock warrant	1	—	—	—	—	—
Issuance of common stock through ESPP	1	—	3	—	—	3
Stock-based compensation	—	—	74	—	—	74
Other comprehensive loss, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(239)	(239)
Balances as of June 30, 2021	627	$—	$3,285	$—	$(2,423)	$862

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Three Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances as of March 31, 2020	422	$1,536	106	$—	$1	$(1,505)	$(1,504)
Issuance of common stock upon exercise of options for cash	—	—	1	—	—	—	—
Repurchase of common stock	—	—	—	—	(1)	—	(1)
Net loss and comprehensive loss	—	—	—	—	—	(11)	(11)
Balances as of June 30, 2020	422	$1,536	107	$—	$—	$(1,516)	$(1,516)

	Six Months Ended June 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances as of December 31, 2019	422	$1,536	103	$—	$—	$(1,439)	$(1,439)
Issuance of common stock upon exercise of options for cash	—	—	4	—	1	—	1
Repurchase of common stock	—	—	—	—	(1)	—	(1)
Net loss and comprehensive loss	—	—	—	—	—	(77)	(77)
Balances as of June 30, 2020	422	$1,536	107	$—	$—	$(1,516)	$(1,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(239)	$(77)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5	5
Noncash lease expense	7	5
Stock-based compensation expense	74	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	43
Other	5	(1)
Changes in operating assets and liabilities:
Funds receivable	37	18
Prepaid expenses, other current and noncurrent assets	33	(11)
Accounts payable	(179)	223
Merchants payable	(141)	185
Accrued and refund liabilities	(136)	89
Lease liabilities	(7)	(4)
Other current and noncurrent liabilities	(17)	21
Net cash provided by (used in) operating activities	(558)	496
Cash flows from investing activities:
Purchases of marketable securities	(124)	(178)
Maturities of marketable securities	123	244
Other	(1)	—
Net cash provided by (used in) investing activities	(2)	66
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	6	1
Payment of taxes related to RSU settlement	(5)	—
Other	(1)	(1)
Net cash provided by (used in) financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(560)	562
Cash, cash equivalents and restricted cash at beginning of period	1,965	754
Cash, cash equivalents and restricted cash at end of period	$1,405	$1,316
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,405	$1,306
Restricted cash included in other assets in the condensed consolidated balance sheets	—	10
Total cash, cash equivalents and restricted cash	$1,405	$1,316
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ContextLogic Inc. and its consolidated subsidiaries (“Wish,” the “Company,” “we,” “us” and “its”) is an ecommerce company that provides a shopping experience that is mobile-first and discovery-based, which connects merchants’ products to users based on user preferences. The Company generates revenue from marketplace and logistics services provided to merchants.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in San Francisco, California, with operations in Canada, China and the Netherlands.

Initial Public Offering

In December 2020, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 46 million shares. The shares were sold at an IPO price of $24.00 per share for net proceeds of approximately $1.1 billion, after deducting underwriting discounts and commissions of approximately $52 million. Additionally, the Company incurred approximately $6 million of offering costs, net of reimbursements. Following the IPO, the Company has two classes of authorized common stock: Class A common stock, which entitles holders to one vote per share, and Class B common stock, which entitles holders to 20 votes per share.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the operating results of Wish and its subsidiaries, for the three and six months ended June 30, 2021, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of derivative instruments, assumptions used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria related to performance stock units, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. As of June 30, 2021, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	June 30,	December 31,
	2021	2020
PSP 1	70%	56%
PSP 2	22%	27%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three and six months ended June 30, 2021 and 2020.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Core marketplace revenue	$378	$555	$855	$895
ProductBoost revenue	50	45	100	89
Marketplace revenue	428	600	955	984
Logistics revenue	228	101	473	157
Revenue	$656	$701	$1,428	$1,141

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

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consisting of cash equivalents, marketable securities and derivative instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, in accordance with ASC 820, as follows:

●Level 1: inputs, which include quoted prices in active markets for identical assets or liabilities;

●Level 2: inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

●Level 3: inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$49	$49	$—	$—
Marketable securities:
U.S. Treasury bills	$25	$—	$25	$—
Commercial paper	88	—	88	—
Corporate bonds	47	—	47	—
Certificates of deposit	3	—	3	—
Non-U.S. government	5	—	5	—
Total marketable securities	$168	$—	$168	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$223	$49	$174	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$35	$35	$—	$—
U.S. Treasury bills	30	—	30	—
Commercial paper	9	—	9	—
Total cash equivalents	$74	$35	$39	$—
Marketable securities:
U.S. Treasury bills	$38	$—	$38	$—
Commercial paper	49	—	49	—
Corporate bonds	81	—	81	—
Total marketable securities	$168	$—	$168	$—
Prepaid and other current assets:
Derivative assets	$3	$—	$3	$—
Total financial assets	$245	$35	$210	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$4	$—	$4	$—
Total financial liabilities	$4	$—	$4	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	June 30,		December 31,
	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$168	$168	$164	$164
Due after one year through five years	—	—	4	4
Total marketable securities	$168	$168	$168	$168

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of June 30, 2021 and December 31, 2020 were immaterial.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
	(in millions)
Vendor services	$62	$121
Deferred revenue	20	37
Wish Cash liability(1)	29	48
Other	137	161
Total accrued liabilities	$248	$367

(1)

While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in Core marketplace revenue. The Company recognized approximately $21 million of Wish Cash liability breakage in Core marketplace revenue during the three and six months ended June 30, 2021.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company conducts business in certain foreign currencies throughout its worldwide operations, and various entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, the Company is exposed to foreign exchange gains or losses which impact the Company’s operating results. The Company bills its users in their local currencies, primarily in U.S. dollars and Euros, and the Company makes payments to the merchants in China for products sold on the Wish platform in Renminbi, which creates exposure to currency rate fluctuations. The Company hedges these exposures to reduce the risk that its earnings and cash flows will be adversely affected by changes in exchange rates. As part of the Company’s foreign currency risk mitigation strategy, the Company enters into foreign exchange derivative contracts with up to twelve months in duration to hedge exposures for variability in U.S.-dollar equivalent of non-U.S.-dollar denominated cash flows associated with its forecasted revenue related transactions.

The Company’s derivatives transactions are not collateralized and do not include collateralization agreements with counterparties. The Company does not use derivative financial instruments for speculative or trading purposes.

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	June 30,	December 31,
	2021	2020
	(in millions)
Cash flow hedges	$550	$600
Non-designated hedges	78	422
Total	$628	$1,022

Fair Value of Derivative Financial Instruments

	June 30, 2021		December 31, 2020
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$1	$1	$3	$2
Derivative not designated as hedging instruments
Foreign currency forward contracts	$5	$—	$—	$2
Total derivatives	$6	$1	$3	$4

(1)	Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.
(2)	Derivative liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	June 30,	December 31,
	2021	2020
	(in millions)
Balance at the beginning of the period	$2	$—
Other comprehensive income before reclassifications	16	9
Amounts recognized in Core marketplace revenue and reclassified out of accumulated other comprehensive income	(17)	(7)
Balance at the end of the period	$1	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to Core marketplace revenue.  All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to Core marketplace revenue. For the three and six months ended June 30, 2021, there were no net gains or losses recognized in Core marketplace revenue relating to hedges of forecasted transactions that did not occur. The Company did not have a hedging program during the three and six months ended June 30, 2020.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income (expense), net in the condensed consolidated statements of operations were approximately $7 million and $11 million for the three and six months ended June 30, 2021, respectively, and were approximately $1 million for each of the three and six months ended June 30, 2020.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center co-locations under operating leases with various expiration dates through 2025.

Total operating lease cost was $4 million and $7 million for the three and six months ended June 30, 2021, respectively, and $3 million and $6 million for the three and six months ended June 30, 2020, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

As of June 30, 2021 and December 31, 2020, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $32 million and $43 million, respectively, and lease liabilities in the amount of $14 million in accrued liabilities for each period and $31 million and $38 million in lease liabilities, non-current, respectively.

During the three months ended June 30, 2021, the Company adopted a hoteling model when it reopened its headquarters in San Francisco, California and as a result, it ceased using certain office space. As the carrying value of the related right-of-use assets and leasehold improvements exceeded the estimated fair value, the Company recognized an impairment loss of $6 million and included it as part of general and administrative expenses in its condensed consolidated statement of operations for the three and six months ended June 30, 2021. Of the $6 million total impairment loss, approximately $4 million relates to the impairment of the operating lease right-of-use assets and approximately $2 million primarily relates to the impairment of leasehold improvements.

As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term was 3.5 years and 3.9 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Six Months Ended,
	June 30,	June 30,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Right-of-use assets obtained in exchange for new lease liabilities	$—	$6

The maturities of the Company’s operating lease liabilities are as follows:

June 30,
2021
Year ending December 31,	(in millions)
2021 (remaining six months)	$9
2022	15
2023	11
2024	10
2025	5
Total lease payments	50
Less: imputed interest	(5)
Present value of lease liabilities	$45

NOTE 7. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains an accordion option which, if exercised and provided the Company is able to secure additional lender commitments and satisfy certain other conditions, would allow the Company to increase its aggregate commitments by up to $100 million. Interest on any borrowings under the Revolving Credit Facility accrues at either adjusted LIBOR plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company is required to pay a commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company is required to pay a fee that accrues at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $10 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of June 30, 2021, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related covenants.

Purchase Obligations

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of June 30, 2021, the remaining commitment under this amended agreement was approximately $35 million and is payable within the next two years.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in U.S. federal court against the Company, its directors, certain of its officers and the underwriters named in its IPO registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. These lawsuits were filed in the U.S. District Court for the Northern District of California. The Company believes these lawsuits are without merit and it intends to vigorously defend them.  Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain. Given that the Company is in the early stages of the litigation process, it is unable to estimate the range of potential loss, if any.

As of June 30, 2021 and December 31, 2020, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2020	75	$0.234	3.2	30
Granted	—	$—		14
Vested	—	$—		(4)
Exercised	(5)	$0.312		—
Forfeited or cancelled	—	$—		(1)
Balances at June 30, 2021(1)	70	$0.228	2.8	39

(1)	Outstanding RSUs as of June 30, 2021 include 11 million performance-based RSUs.

The weighted-average grant date fair value of restricted stock units (“RSUs”) granted during the three and six months ended June 30, 2021 was $14.55 and $14.91 per share, respectively.

Performance Stock Units

In May 2021, the Company’s Board of Directors granted its Executive Chair an equity incentive award in the form of performance-based RSUs (“PSUs”) consisting of approximately 1 million shares of the Company’s common stock, with a grant date fair value per unit of $9.94. The award vests only if the Executive Chair satisfies a service-based vesting condition and if the Company’s stock satisfies a market condition. The award will be eligible to vest if the Company’s average closing stock price over the 30-calendar day period immediately preceding May 15, 2023 (the “Performance Measurement Date”) equals or exceeds a threshold of 149%  of the Company’s closing stock price of $12.07 on April 20, 2021, with a maximum level of vesting of 200% based on a maximum stock price achievement level of 298%. The Executive Chair must also remain employed as the Company’s Executive Chair or another senior executive-level position through the Performance Measurement Date.

The Company used a Monte Carlo simulation model to calculate the fair value of the PSUs on the grant date. The Monte Carlo simulation included the following assumptions, determined based on a term equal to the period of time from the grant date to the end of the performance period of two years: 75.00% stock price volatility, 0.16% risk-free rate and a 0% dividend yield. For the three and six months ended June 30, 2021, the Company recognized approximately $1 million of expense related to these PSUs. As of June 30, 2021, 1 million of these PSUs remained outstanding and the Company will recognize the remaining $7 million of unrecognized stock-based compensation expense related to these PSUs over a period of 1.9 years.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Cost of revenue	$5	$—	$10	$—
Sales and marketing	3	—	6	—
Product development	14	—	29	—
General and administrative	15	—	29	—
Total stock-based compensation	$37	$—	$74	$—

The Company will recognize the remaining $272 million and $74 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 2.33 years and 3.42 years related to RSUs and PSUs, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on January 1, 2021 and will end in November 2022. During the three and six months ended June 30, 2021, fewer than 1 million shares of common stock were purchased under the ESPP for an aggregate amount of $3 million.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period, or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the three and six months ended June 30, 2021, there was an ESPP reset that resulted in an additional expense of approximately $7 million, which is being recognized over an offering period ending May 20, 2023.

The Company uses the Black-Scholes option pricing model to determine the fair value of shares to be purchased under the ESPP with the following assumptions on the date of grant:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Expected term (in years)	0.50 to 2.00	0.38 to 2.00
Risk free interest rate	0.02% to 0.17%	0.02% to 0.17%
Volatility	72.87% to 96.88%	46.45% to 96.88%
Dividend yield	—	—
Estimated fair value per share	$3.91 to $5.07	$3.91 to $8.05

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

The provision for income taxes was $5 million and $7 million for the three and six months ended June 30, 2021 and was insignificant for the three and six months ended June 30, 2020. The year-over-year increase in provision for income taxes was primarily related to international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had immaterial unrecognized tax benefits as of June 30, 2021 and December 31, 2020, fully offset by a valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. No interest or penalties were incurred during the three and six months ended June 30, 2021 and 2020.

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

NOTE 10. Net loss per share

The Company presents basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Prior to the completion of the IPO, all series of redeemable convertible preferred stock were considered participating securities. Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into shares of Class B common stock. The Company has not allocated net loss attributable to common stockholders to redeemable convertible preferred stock in any period presented because the holders of its redeemable convertible preferred stock were not contractually obligated to share in losses.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Numerator:
Net loss	$(111)	$(11)	$(239)	$(77)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	624	107	621	106
Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.38)	$(0.73)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
	(in millions)
Redeemable convertible preferred stock, all series	—	422
Series B warrant	—	10
Warrant to purchase common stock	—	1
Common stock options outstanding	70	76
Unvested restricted stock units outstanding(1)	39	45
Employee Stock Purchase Plan	3	—
Total	112	554

(1)	Unvested RSUs outstanding as of June 30, 2021 include 11 million performance-based RSUs.

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(in millions)
Europe	$178	47%	$224	40%	$413	48%	$383	43%
North America(1)	149	39%	264	48%	335	39%	390	44%
South America	17	5%	24	4%	35	4%	47	5%
Other	34	9%	43	8%	72	9%	75	8%
Core marketplace revenue(2)	$378	100%	$555	100%	$855	100%	$895	100%

(1)

United States accounted for $124 million and $280 million of Core marketplace revenue for the three and six months ended June 30, 2021, respectively and $227 million and $330 million for the three and six months ended June 30, 2020, respectively.

China accounted for substantially all of marketplace and logistics revenue during the three and six months ended June 30, 2021 and 2020 based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 86% and 87% of the total long-lived tangible assets as of June 30, 2021 and December 31, 2020, respectively. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed on March 25, 2021. Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “foresee,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions or variations intended to identify forward- looking statements. These statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

This report may contain references to its proprietary intellectual property, including, among others, trademarks for its products and services, such as, WISH, W, WISH LOCAL, WISH PICKUP, WISHPOST, CONTEXTLOGIC, and related registered and pending trademarks and logos.

These trademarks and trade names are the property of Wish or the property of its consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, its trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and tradenames.

Financial Results for the Three Months Ended June 30, 2021

•	Total revenue was $656 million, a decrease of 6% year-over-year.
•	Total cost of revenue and operating expenses were $770 million, including stock-based compensation expense of $37 million and $6 million of lease impairment related expenses.
•	Loss from operations was $114 million.
•	Net loss was $111 million.
•	Adjusted EBITDA was a loss of $67 million or 10% of total revenue.
•	Cash and cash equivalents and marketable securities were $1.6 billion.

As of June 30, 2021, we had an accumulated deficit of $2.4 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, continued development of our mobile shopping marketplace infrastructure and development of other businesses.

COVID-19

The outbreak of coronavirus disease 2019 (“COVID-19”), including recent and any future variants, has affected businesses worldwide, as of the date of filing of this Quarterly Report, and continues to impact the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus. Our operations as well as the operations of our third-party merchants have been, and we expect will continue to be, disrupted by varying individual and governmental responses to COVID-19 around the world. Our MAUs, LTM Active Buyers and revenue declined in the second quarter of 2021 as compared to growth during the second quarter one year ago. The growth last year was driven by the shift of global consumers to purchase online as a result of various government responses, including lockdowns, stay-at-home orders, and business closings, among others. Our MAUs, LTM Active Buyers and revenue may continue to be negatively impacted as we proceed through 2021 due to a combination of reasons including: (i) macroeconomic factors such as worldwide retail businesses reopening; (ii) increased consumer spending on travel and other discretionary items; and, (iii) the waning impact of U.S. and other government economic stimulus programs.

Our Financial Model

Our business benefits from powerful network effects, fueled by our data advantage and scale. As more users join Wish, we are able to increase revenue potential for our merchants. As more merchants succeed on Wish, more merchants join the platform and grow their businesses with Wish, broadening our product selection, which in turn improves user experience. By developing a strategy focused on users and merchants, we align user and merchant success with the success of our financial model. Growth in users and merchants generates more data, which further strengthens our data advantage and helps create an even better experience for everyone on our platform, which in turn should attract more users and high-quality merchants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
MAU	90	116	95	113
LTM Active Buyers	52	70	52	70
Adjusted EBITDA	$(67)	$16	$(146)	$(35)
Adjusted EBITDA Margin	(10)%	2%	(10)%	(3)%
Free Cash Flow	$(205)	$625	$(559)	$496

Monthly Active Users

We define MAUs as the number of unique users that visited the Wish platform, either on our mobile app, mobile web, or on a desktop, during the month. MAUs for a given reporting period equal the average of the MAUs for that period. An active user is identified by a unique email-address; a single person can have multiple user accounts via multiple email addresses. The change in MAUs in a reported period captures both the inflow of new users as well as the outflow of existing users who did not visit the platform in a given month. We view the number of MAUs as a key driver of revenue growth as well as a key indicator of user engagement and awareness of our brand.

MAUs decreased approximately 22% and 16% from the three and six months ended June 30, 2020 to the three and six months ended June 30, 2021, respectively, which we believe was primarily driven by a decrease in overall mobile usage as stay-at-home restrictions eased around the world and lower marketing efficiency as the costs to advertise on key digital platforms increased.

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

LTM Active Buyers decreased approximately 26% from the three months ended June 30, 2020 to the three months ended June 30, 2021. We believe this decline was primarily driven by lower monthly active users and reduced conversion.

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

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) adjusted to exclude; interest and other income (expense), net (which includes foreign exchange gain or loss, foreign exchange forward contracts gain or loss and gain or loss on one-time non-operating transactions); provision or benefit for income taxes; depreciation and amortization; stock-based compensation expense and related payroll taxes; lease impairment related expenses, remeasurement of redeemable convertible preferred stock warrant liability and other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Revenue	$656	$701	$1,428	$1,141
Net loss	(111)	(11)	(239)	(77)
Net loss as a percentage of revenue	(17)%	(2)%	(17)%	(7)%
Excluding:
Interest and other expense (income), net	(8)	(5)	(8)	(8)
Provision for income taxes	5	—	7	—
Depreciation and amortization	3	3	5	5
Stock-based compensation expense	37	—	74	—
Employer payroll taxes related to stock-based compensation expense	—	—	7	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	28	—	43
Lease impairment related expenses	6	—	6	—
Recurring other items	1	1	2	2
Adjusted EBITDA	(67)	16	(146)	(35)
Adjusted EBITDA margin	(10)%	2%	(10)%	(3)%

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

The following table reflects the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Cash provided by (used in) operating activities	$(204)	$625	$(558)	$496
Less:
Purchases of property and equipment	1	—	1	—
Free Cash Flow	$(205)	$625	$(559)	$496

Results of Operations

The following table shows our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenue	$656	$701	$1,428	$1,141
Cost of revenue(1)	272	208	607	364
Gross profit	384	493	821	777
Operating expenses:
Sales and marketing(1)	396	444	866	739
Product development(1)	52	23	103	48
General and administrative(1)	50	14	92	32
Total operating expenses	498	481	1,061	819
Income (loss) from operations	(114)	12	(240)	(42)
Other income (expense), net
Interest and other income, net	8	5	8	8
Remeasurement of convertible preferred stock warrant liability	—	(28)	—	(43)
Loss before provision for income taxes	(106)	(11)	(232)	(77)
Provision for income taxes	5	—	7	—
Net loss	$(111)	$(11)	$(239)	$(77)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Cost of revenue	$5	$—	$10	$—
Sales and marketing	3	—	6	—
Product development	14	—	29	—
General and administrative	15	—	29	—
Total stock-based compensation	$37	$—	$74	$—

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	41%	30%	43%	32%
Gross profit	59%	70%	57%	68%
Operating expenses:
Sales and marketing	60%	63%	61%	65%
Product development	8%	3%	7%	4%
General and administrative	8%	2%	6%	3%
Total operating expenses	76%	68%	74%	72%
Loss from operations	(17)%	3%	(17)%	(4)%
Other income (expense), net:
Interest and other income, net	1%	1%	1%	1%
Remeasurement of convertible preferred stock warrant liability	—	(4)%	—	(4)%
Loss before provision for income taxes	(16)%	(1)%	(16)%	(7)%
Provision for income taxes	1%	—	1%	—
Net loss	(17)%	(1)%	(17)%	(7)%

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Core marketplace revenue(1)	$378	$555	$(177)	(32)%	$855	$895	$(40)	(4)%
ProductBoost revenue	50	45	5	11%	100	89	11	12%
Marketplace revenue	428	600	(172)	(29)%	955	984	(29)	(3)%
Logistics revenue	228	101	127	126%	473	157	316	201%
Revenue	$656	$701	$(45)	(6)%	$1,428	$1,141	$287	25%

(1)

Core marketplace revenue for the three and six months ended June 30, 2021 included approximately $21 million that we recognized related to Wish Cash liability breakage. Refer to Note 4 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details. In addition, Core marketplace revenue for the three and six months ended June 30, 2021 included approximately $8 million and $17 million net gains, respectively, from our cash flow hedging program. We did not have a hedging program during the three and six months ended June 30, 2020.

Revenue for the three months ended June 30, 2021 decreased $45 million, or 6%, compared to the same period in 2020 primarily due to a $172 million decrease in marketplace revenue, partially offset by a $127 million increase in logistics revenue.

Revenue for the six months ended June 30, 2021 increased $287 million, or 25%, compared to the same period in 2020 primarily due to increased logistics revenue.

Marketplace revenue for the three and six months ended June 30, 2021 decreased $172 million, or 29%, and $29 million, or 3%, respectively, compared to the same periods in 2020. We believe this decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as discussed above under “Key Financial and Performance Metrics.” This decrease in marketplace revenue was partially offset by $21 million of revenue that we recognized during the three and six months ended June 30, 2021 related to Wish Cash liability breakage. Refer to Note 4 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details.

With the reduced digital advertising expenditures, we expect our marketplace revenue to decline further in the second half of 2021.

Logistics revenue for the three and six months ended June 30, 2021 increased $127 million, or 126% and $316 million, or 201%, respectively, compared to the same periods in 2020. We believe this increase was primarily due to accelerated merchant adoption of our logistics offerings, as well as the expansion of our A+ program, in which Wish manages first mile collection from merchants to warehousing operations all the way to last mile delivery to the buyer.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Cost of revenue	$272	$208	$64	31%	$607	$364	$243	67%
Percentage of revenue	41%	30%			43%	32%
Gross Margin	59%	70%			57%	68%

Cost of revenue for the three and six months ended June 30, 2021 increased $64 million, or 31%, and $243 million, or 67%, respectively, compared to the same periods in 2020. This increase was primarily due to costs related to the increased volume of logistics services provided and increased headcount. The increase was also driven by a $5 million and $10 million stock-based compensation expense and related employer payroll taxes that we recognized for our employees involved in infrastructure, merchant support, and logistics functions during the three and six months ended June 30, 2021, respectively.

Gross margin decreased to 59% and 57% for the three and six months ended June 30, 2021, respectively, from 70% and 68% for the three and six months ended June 30, 2020, respectively, primarily due to increased volume of logistics services provided and the fact that logistics gross margin was at a significantly lower rate than marketplace gross margin.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Sales and marketing	$396	$444	$(48)	(11)%	$866	$739	$127	17%
Percentage of revenue	60%	63%			61%	65%

Sales and marketing expense for the three months ended June 30, 2021 decreased $48 million, or 11%, compared to the same period in 2020 primarily due to lower digital advertising expense.

Sales and marketing expenses for the six months ended June 30, 2021 increased $127 million, or 17%, compared to the same period in 2020. The increase in sales and marketing expenses consisted primarily of incremental digital advertising spend associated with increased pricing from our largest vendors. To a lesser extent, the increase was also driven by a $7 million stock-based compensation expense and related employer payroll taxes for our employees involved in marketing, user support, and business development functions. While we anticipate that sales and marketing expenses will continue to be our most significant operating expense in the future, we expect these expenses to decline in the second half of 2021 as compared to the same period in 2020 primarily due to reduced digital advertising expenditures.

Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Product development	$52	$23	$29	126%	$103	$48	$55	115%
Percentage of revenue	8%	3%			7%	4%

Product development expense for the three and six months ended June 30, 2021 increased $29 million, or 126%, and $55 million, or 115%, respectively, compared to the same periods in 2020 primarily as a result of an increase in employee-related costs driven by increased headcount and a $15 million and a $32 million stock-based compensation expense and related employer payroll taxes that we recognized for our employees involved in product development activities during the three and six months ended June 30, 2021, respectively. The increase was also, to a lesser extent, driven by expenses associated with data warehousing, processing and analytics.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
General and administrative	$50	$14	$36	257%	$92	$32	$60	188%
Percentage of revenue	8%	2%			6%	3%

General and administrative expense for the three and six months ended June 30, 2021 increased $36 million, or 257%, and $60 million, or 188%, respectively compared to the same periods in 2020. The increase was primarily related to a $15 million and a $31 million stock-based compensation expense and related employer payroll taxes that we recognized during the three and six months ended June 30, 2021, respectively, and increases in headcount, legal, tax, insurance and audit-related expenses associated with being a publicly listed company. During the three and six months ended June 30, 2021, we also recognized approximately $6 million of lease impairment related expenses. Refer to Note 6 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Remeasurement of redeemable convertible preferred stock warrant liability	$—	$(28)	$28	(100)%	$—	$(43)	$43	(100)%
Percentage of revenue	—	(4)%			—	(4)%

The $28 million and $43 million expense that we recognized during the three and six months ended June 30, 2020, respectively, was related to the change in fair value of the redeemable convertible preferred stock warrant liability. There was no remeasurement charge recognized during the three and six months ended June 30, 2021 because immediately prior to the completion of our IPO in December 2020, the outstanding redeemable convertible preferred stock warrant was net exercised. The fair value of the warrant at the time of exercise was reclassified into the Company’s Class A common stock and additional paid-in capital.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Provision for income taxes	$5	$—	$5	100%	$7	$—	$7	100%
Percentage of revenue	1%	—			1%	—

Provision for income taxes for the three and six months ended June 30, 2021 increased $5 million and $7 million, respectively, compared to the same periods in 2020 primarily due to an increase of taxes related to our international operations.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $1.6 billion, a majority of which were held in cash deposits and money market funds, and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of June 30, 2021, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash provided by (used in):
Operating activities	$(558)	$496
Investing activities	(2)	66
Financing activities	—	—

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

Net cash used in our operating activities for the six months ended June 30, 2021 was $558 million. This was primarily driven by our net loss of $239 million and $410 million unfavorable net working capital changes, which was partially offset by non-cash expenses, such as stock-based compensation expense of $74 million. Unfavorable working capital movement was mainly driven by accounts payable, merchants payable and accrued and refund liabilities. Accounts payable decreased by $179 million primarily due to timing of payments and shorter vendor payment terms. Earlier during the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $141 million primarily driven by lower volumes in the first half of 2021 compared to the fourth quarter of 2020 due to seasonality and higher percentage of shipments through our A+ program which accelerated the payment of merchants payable due to higher delivery confirmation rates.

Net cash provided by our operating activities for the six months ended June 30, 2020 was $496 million. This was primarily driven by favorable net working capital changes of $521 million and the remeasurement of redeemable convertible preferred stock warrant liability of $43 million, which was partially offset by our net loss of $77 million.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $2 million for the six months ended June 30, 2021. This was primarily due to $124 million purchases of marketable securities, partially offset by $123 million of maturities of marketable securities.

Net cash provided by investing activities was $66 million for the six months ended June 30, 2020. This was primarily due to $244 million maturities of marketable securities, partially offset by $178 million purchases of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) our financing activities was nil for each of the six months ended June 30, 2021 and 2020.

Off Balance Sheet Arrangements

For the three and six months ended June 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contingencies

We are involved in claims, lawsuits, government investigations, securities class action lawsuits and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of June 30, 2021 were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A 100 basis point increase or decrease in our current interest rates would have increased or decreased our interest income by $16 million for each of the three and six months ended June 30, 2021.

Foreign Currency Risk

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to provide process and procedures for managing this risk. We use natural hedging techniques first to net off existing foreign currency exposures. For the remaining exposure, we may enter into short term foreign exchange derivative contracts, including forward contracts to hedge exposures associated with monetary assets and liabilities, mainly merchants payable, and cash flows denominated in non-functional currencies.

The credit risk of our foreign exchange derivative contracts is minimized since contracts are not concentrated with any one financial institution and all contracts are only placed with large financial institutions. The gains and losses on foreign exchange derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of foreign exchange derivative contracts is reported in the condensed consolidated balance sheets. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. Refer to Note 5 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Statements” for more information related to our derivative financial instruments.

Based on our overall currency rate exposures as of June 30, 2021, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this item may be found in Note 7, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our Class A common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our 2020 Form 10-K.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1	Offer Letter, dated May 11, 2021, by and between the Company and Jacqueline Reses (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*

Certification of Interim Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Interim Co-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: August 12, 2021	By:	/s/ Brett Just
Brett Just
Interim Co-Chief Financial Officer
(Principal Financial Officer)