Form 10-Q
period 2021-09-30
ContextLogic Inc.
filed 2021-11-10
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39775

ContextLogic Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sansome Street 33rd Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 432-7323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	WISH	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of October 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 577 million and the number of shares of the registrant’s Class B common stock outstanding was 66 million.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts. Examples of such statements include but are not limited to information concerning our possible or assumed future results of operations and expenses, new or planned features or services, management strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecast,” “foresee,” “intends,” “likely,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,072	$1,965
Marketable securities	143	164
Funds receivable	27	83
Prepaid expenses and other current assets	73	102
Total current assets	1,315	2,314
Property and equipment, net	17	25
Right-of-use assets	20	43
Marketable securities	7	4
Other assets	6	11
Total assets	$1,365	$2,397
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70	$434
Merchants payable	216	454
Refunds liability	23	77
Accrued liabilities	209	367
Total current liabilities	518	1,332
Lease liabilities, non-current	18	38
Total liabilities	536	1,370
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of September 30, 2021 and December 31, 2020; No shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value:3,500 (3,000 Class A, 500 Class B) shares authorized as of September 30, 2021 and December 31, 2020; 635 (565 Class A, 70 Class B) and 587 (478 Class A, 109 Class B) shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	3,315	3,210
Accumulated other comprehensive income	1	1
Accumulated deficit	(2,487)	(2,184)
Total stockholders’ equity	829	1,027
Total liabilities and stockholders’ equity	$1,365	$2,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$368	$606	$1,796	$1,747
Cost of revenue	201	241	808	605
Gross profit	167	365	988	1,142
Operating expenses:
Sales and marketing	147	386	1,013	1,125
Product development	54	24	157	72
General and administrative	29	33	121	65
Total operating expenses	230	443	1,291	1,262
Loss from operations	(63)	(78)	(303)	(120)
Other income (expense), net:
Interest and other income (expense), net	3	(8)	11	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(12)	—	(55)
Loss before provision for income taxes	(60)	(98)	(292)	(175)
Provision for income taxes	4	1	11	1
Net loss	(64)	(99)	(303)	(176)
Net loss per share, basic and diluted	$(0.10)	$(0.92)	$(0.49)	$(1.64)
Weighted-average shares used in computing net loss per share, basic and diluted	628	108	623	107

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(64)	$(99)	$(303)	$(176)
Other comprehensive loss:
Net unrealized holding gains on derivatives	1	—	—	—
Comprehensive loss	$(63)	$(99)	$(303)	$(176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balances as of June 30, 2021	627	$—	$3,285	$—	$(2,423)	$862
Issuance of common stock upon exercise of options for cash	5	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	3	—	—	—	—	—
Stock-based compensation	—	—	30	—	—	30
Other comprehensive income, net	—	—	—	1	—	1
Net loss	—	—	—	—	(64)	(64)
Balances as of September 30, 2021	635	$—	$3,315	$1	$(2,487)	$829

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity
Balances as of December 31, 2020	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	10	—	3	—	—	3
Issuance of common stock upon settlement of restricted stock units	36	—	(5)	—	—	(5)
Net exercises of common stock warrant	1	—	—	—	—	—
Issuance of common stock through ESPP	1	—	3	—	—	3
Stock-based compensation	—	—	104	—	—	104
Net loss and comprehensive loss	—	—	—	—	(303)	(303)
Balances as of September 30, 2021	635	$—	$3,315	$1	$(2,487)	$829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of June 30, 2020	422	$1,536	107	$—	$—	$(1,516)	$(1,516)
Issuance of common stock upon exercise of options for cash	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	9	—	9
Net loss and comprehensive loss	—	—	—	—	—	(99)	(99)
Balances as of September 30, 2020	422	$1,536	107	$—	$10	$(1,615)	$(1,605)

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2019	422	$1,536	103	$—	$—	$(1,439)	$(1,439)
Issuance of common stock upon exercise of options for cash	—	—	4	—	2	—	2
Stock-based compensation	—	—	—	—	9	—	9
Repurchase of common stock	—	—	—	—	(1)	—	(1)
Net loss and comprehensive loss	—	—	—	—	—	(176)	(176)
Balances as of September 30, 2020	422	$1,536	107	$—	$10	$(1,615)	$(1,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(303)	$(176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash inventory write downs	12	—
Depreciation and amortization	7	9
Noncash lease expense	10	7
Stock-based compensation expense	104	9
Remeasurement of redeemable convertible preferred stock warrant liability	—	55
Other	—	(1)
Changes in operating assets and liabilities:
Funds receivable	56	28
Prepaid expenses, other current and noncurrent assets	30	14
Accounts payable	(364)	126
Merchants payable	(238)	(133)
Accrued and refund liabilities	(181)	85
Lease liabilities	(11)	(7)
Other current and noncurrent liabilities	(24)	8
Net cash provided by (used in) operating activities	(902)	24
Cash flows from investing activities:
Purchases of property and equipment	(1)	(1)
Purchases of marketable securities	(235)	(225)
Sales of marketable securities	50	—
Maturities of marketable securities	202	303
Net cash provided by investing activities	16	77
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	6	2
Payment of taxes related to RSU settlement	(5)	—
Other	(1)	(3)
Net cash used in financing activities	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(886)	100
Cash, cash equivalents and restricted cash at beginning of period	1,965	754
Cash, cash equivalents and restricted cash at end of period	$1,079	$854
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,072	$844
Restricted cash included in prepaid and other current assets and other assets in the consolidated balance sheets	7	10
Total cash, cash equivalents and restricted cash	$1,079	$854
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$4	$—

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

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in San Francisco, California, with significant operations in Canada, China and the Netherlands.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the operating results of Wish and its subsidiaries, for the three and nine months ended September 30, 2021, and are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of derivative instruments, assumptions used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria related to performance stock units, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. As of September 30, 2021, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 10% and 7% of the Company’s total cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	September 30,	December 31,
	2021	2020
PSP 1	67%	56%
PSP 2	25%	27%

Services Risk — The Company serves all its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three and nine months ended September 30, 2021 and 2020.

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

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as user location, demand, product type, product location, and dynamic pricing. The Company recognizes revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue for displaying a merchant’s selected products in preferential locations within the Company’s marketplace. The Company recognizes revenue when the merchants’ selected products are displayed. The Company refers to its Core marketplace revenue as marketplace revenue excluding ProductBoost revenue.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Core marketplace revenue	$183	$405	$1,038	$1,300
ProductBoost revenue	37	49	137	138
Marketplace revenue	220	454	1,175	1,438
Logistics revenue	148	152	621	309
Revenue	$368	$606	$1,796	$1,747

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2021 or 2020.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$64	$64	$—	$—
Marketable securities:
U.S. Treasury bills	$11	$—	$11	$—
Commercial paper	70	—	70	—
Corporate bonds	56	—	56	—
Certificates of deposit	5	—	5	—
Non-U.S. government	8	—	8	—
Total marketable securities	$150	$—	$150	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$220	$64	$156	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$3	$—	$3	$—
Total financial liabilities	$3	$—	$3	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$35	$35	$—	$—
U.S. Treasury bills	30	—	30	—
Commercial paper	9	—	9	—
Total cash equivalents	$74	$35	$39	$—
Marketable securities:
U.S. Treasury bills	$38	$—	$38	$—
Commercial paper	49	—	49	—
Corporate bonds	81	—	81	—
Total marketable securities	$168	$—	$168	$—
Prepaid and other current assets:
Derivative assets	$3	$—	$3	$—
Total financial assets	$245	$35	$210	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$4	$—	$4	$—
Total financial liabilities	$4	$—	$4	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	September 30,		December 31,
	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$143	$143	$164	$164
Due after one year through five years	7	7	4	4
Total marketable securities	$150	$150	$168	$168

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of September 30, 2021 and December 31, 2020 were immaterial.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
	(in millions)
Vendor services(1)	$44	$121
Deferred revenue(2)	13	37
Wish Cash liability(3)	24	48
Sales and indirect taxes payable	34	31
Other	94	130
Total accrued liabilities	$209	$367

(1)

Vendor services decreased by $77 million or 64% primarily due to the Company’s decision to significantly reduce digital advertising expenditures as well as lower logistics related costs arising from lower shipping volumes during the third quarter of 2021 compared to the fourth quarter of 2020.

(2)	Deferred revenue decreased by $24 million or 65% primarily due to lower logistics volumes during the third quarter of 2021 compared to the fourth quarter of 2020.
(3)

While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in Core marketplace revenue. The Company recognized approximately $5 million and $26 million of Wish Cash liability breakage in Core marketplace revenue during the three and nine months ended September 30, 2021, respectively.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company conducts business in certain foreign currencies throughout its worldwide operations, and various entities hold monetary assets or liabilities, earn revenues, or incur costs in currencies other than the entity’s functional currency. As a result, the Company is exposed to foreign exchange gains or losses which impact the Company’s operating results. The Company bills its users in their local currencies, primarily in U.S. dollars and Euros, and the Company makes payments to merchants for products sold on the Company’s platforms in various currencies through third party payment service providers, which creates exposure to currency rate fluctuations. The Company hedges these exposures to reduce the risk that its earnings and cash flows will be adversely affected by changes in exchange rates. As part of the Company’s foreign currency risk mitigation strategy, the Company enters into foreign exchange derivative contracts with up to twelve months in duration to hedge exposures for variability in U.S.-dollar equivalent of non-U.S.-dollar denominated cash flows associated with its forecasted revenue related transactions.

The Company’s derivatives transactions are not collateralized and do not include collateralization agreements with counterparties. The Company does not use derivative financial instruments for speculative or trading purposes.

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	September 30,	December 31,
	2021	2020
	(in millions)
Cash flow hedges	$200	$600
Non-designated hedges	240	422
Total	$440	$1,022

Fair Value of Derivative Financial Instruments

	September 30, 2021		December 31, 2020
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$2	$—	$3	$2
Derivative not designated as hedging instruments
Foreign currency forward contracts	$4	$3	$—	$2
Total derivatives	$6	$3	$3	$4

(1)	Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.
(2)	Derivative liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	September 30,	December 31,
	2021	2020
	(in millions)
Balance at the beginning of the period	$2	$—
Other comprehensive income before reclassifications	18	9
Amounts recognized in Core marketplace revenue and reclassified out of accumulated other comprehensive income	(19)	(7)
Balance at the end of the period	$1	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to Core marketplace revenue.  All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to Core marketplace revenue. For the three and nine months ended September 30, 2021, there were no net gains or losses recognized in Core marketplace revenue relating to hedges of forecasted transactions that did not occur. The Company did not have a hedging program during the three and nine months ended September 30, 2020.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income (expense), net in the condensed consolidated statements of operations were approximately $2 million and $13 million for the three and nine months ended September 30, 2021, respectively, and were approximately $1 million for each of the three and nine months ended September 30, 2020.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center co-locations under operating leases with various expiration dates through 2025.

Total operating lease cost was $3 million and $10 million for the three and nine months ended September 30, 2021, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2020, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

As of September 30, 2021 and December 31, 2020, the Company’s condensed consolidated balance sheets included right-of-use (ROU) assets in the amount of $20 million and $43 million, respectively, and lease liabilities in the amount of $8 million and $14 million in accrued liabilities and $18 million and $38 million in lease liabilities, non-current, respectively.

During the three months ended September 30, 2021, the Company adopted a hoteling model when it reopened its headquarters in San Francisco, California and as a result, it terminated certain office space. The Company also terminated an office space in Los Angeles, California. As a result of these terminations, the Company derecognized the related ROU assets and lease liabilities. The Company recognized impairment and termination related charges of approximately $6 million and included it as part of general and administrative expenses in its condensed consolidated statement of operations for the nine months ended September 30, 2021.

As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term was 3.3 years and 3.9 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Nine Months Ended,
	September 30,	September 30,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$10
Right-of-use assets obtained in exchange for new lease liabilities	$—	$6

The maturities of the Company’s operating lease liabilities are as follows:

September 30,
2021
Year ending December 31,	(in millions)
2021 (remaining three months)	$2
2022	9
2023	8
2024	7
2025	3
Total lease payments	29
Less: imputed interest	(3)
Present value of lease liabilities	$26

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $10 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of September 30, 2021, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related covenants.

Purchase Obligations

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of September 30, 2021, the remaining commitment under this amended agreement was approximately $16 million and is payable within the next year.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its IPO registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages.  One of these cases has since been dismissed by the plaintiff.  The Company believes these lawsuits are without merit and it intends to vigorously defend them.  Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain. Given that the Company is in the early stages of the litigation process, it is unable to estimate the range of potential loss, if any.

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, Case No. 3:21-cv-06281-TSH, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings.  Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Securities Exchange Act of 1934, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages. Given that the Company is in the early stages of the litigation process, it is unable to estimate the range of potential loss, if any, but the litigation could subject the Company to substantial costs, divert resources and the attention of management from the Company’s business, and harm the Company’s business and financial results.

As of September 30, 2021 and December 31, 2020, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2020	75	$0.234	3.2	30
Granted	—	$—		28
Vested(1)	—	$—		(7)
Exercised	(10)	$0.241		—
Forfeited or cancelled	(1)	$0.032		(4)
Balances at September 30, 2021(1)	64	$0.236	2.0	47

(1)	Outstanding RSUs as of September 30, 2021 include 11 million performance-based RSUs.

The weighted-average grant date fair value of restricted stock units (“RSUs”) granted during the three and nine months ended September 30, 2021 was $7.75 and $11.15 per share, respectively.

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

The Company used a Monte Carlo simulation model to calculate the fair value of the PSUs on the grant date. The Monte Carlo simulation included the following assumptions, determined based on a term equal to the period of time from the grant date to the end of the performance period of two years: 75.00% stock price volatility, 0.16% risk-free rate and a 0% dividend yield. For the three and nine months ended September 30, 2021, the Company recognized approximately $1 million and $2 million of expense, respectively, related to these PSUs. As of September 30, 2021, 1 million of these PSUs remained outstanding and the Company will recognize the remaining $7 million of unrecognized stock-based compensation expense related to these PSUs over a period of 1.6 years.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Cost of revenue	$5	$—	$15	$—
Sales and marketing	4	—	10	—
Product development	17	—	46	—
General and administrative	4	9	33	9
Total stock-based compensation	$30	$9	$104	$9

(1)

General and administrative stock-based compensation for the third quarter of 2021 decreased by $11 million or 73% compared to the second quarter of 2021 due to employee departures, including the Company’s former CFO in July.

The Company will recognize the remaining $315 million and $68 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 2.85 years and 3.20 years related to RSUs and PSUs, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on January 1, 2021 and will end in November 2022. During the nine months ended September 30, 2021, fewer than 1 million shares of common stock were purchased under the ESPP for an aggregate amount of $3 million. No shares of common stock were purchased under the ESPP during the three months ended September 30, 2021.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period, or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the nine months ended September 30, 2021, there was an ESPP reset that resulted in an additional expense of approximately $7 million, which is being recognized over an offering period ending May 20, 2023.

The Company uses the Black-Scholes option pricing model to determine the fair value of shares to be purchased under the ESPP with the following assumptions on the date of grant:

Nine Months Ended
September 30, 2021
Expected term (in years)	0.38 to 2.00
Risk free interest rate	0.02% to 0.17%
Volatility	46.45% to 96.88%
Dividend yield	0%
Estimated fair value per share	$3.91 to $8.05

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

The provision for income taxes was $4 million and $11 million for the three and nine months ended September 30, 2021 and was insignificant for the three and nine months ended September 30, 2020. The year-over-year increase in provision for income taxes was primarily related to international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had immaterial unrecognized tax benefits as of September 30, 2021 and December 31, 2020, fully offset by a valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. No interest or penalties were incurred during the three and nine months ended September 30, 2021 and 2020.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Numerator:
Net loss	$(64)	$(99)	$(303)	$(176)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	628	108	623	107
Net loss per share, basic and diluted	$(0.10)	$(0.92)	$(0.49)	$(1.64)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
	(in millions)
Redeemable convertible preferred stock, all series	—	422
Series B warrant	—	10
Warrant to purchase common stock	—	1
Common stock options outstanding	64	75
Unvested restricted stock units outstanding(1)	47	50
Employee Stock Purchase Plan	3	—
Total	114	558

(1)	Unvested restricted stock units outstanding as of September 30, 2021 include 11 million performance-based RSUs.

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(in millions)
Europe	$70	38%	$181	45%	$483	47%	$564	43%
North America(1)	78	43%	158	39%	413	40%	548	42%
South America	10	5%	23	6%	45	4%	70	6%
Other	25	14%	43	10%	97	9%	118	9%
Core marketplace revenue	$183	100%	$405	100%	$1,038	100%	$1,300	100%

(1)

United States accounted for $63 million and $343 million of Core marketplace revenue for the three and nine months ended September 30, 2021, respectively and $130 million and $460 million for the three and nine months ended September 30, 2020, respectively.

China accounted for substantially all of marketplace and logistics revenue during the three and nine months ended September 30, 2021 and 2020 based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 84% and 87% of the total long-lived tangible assets as of September 30, 2021 and December 31, 2020, respectively. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

NOTE 12. SUBSEQUENT EVENT

On November 8, 2021, Piotr Szulczewski informed the Board of Directors of the Company of his resignation from his position as Chief Executive Officer (“CEO”) of the Company, with such resignation to be effective the earlier of: (i) February 1, 2022; or (ii) the date the Board appoints a new CEO of the Company. Mr. Szulczewski will continue to serve on the Board.

In December 2020, the Company’s Board of Directors granted Mr. Szulczewski PSUs consisting of 10 million shares of the Company’s Class B common stock, with a weighted-average grant date fair value per unit of $7.76. To vest in the PSUs, Mr. Szulczewski must remain employed as the Company’s CEO through the second anniversary of its IPO in December 2020. As a result of Mr. Szulczewski’s resignation as the Company’s CEO before the second anniversary of its IPO, he is no longer expected to vest in the award, and as such, the PSUs are expected to be cancelled. Consequently, the Company expects to reverse during the fourth quarter of 2021 approximately $16 million of stock-based compensation that it recognized through September 30, 2021 related to these PSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed on March 25, 2021. Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2020 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part 2, Item 1A, the Special Note Regarding Forward Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

Special note regarding trademarks and intellectual property

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

Financial Results for the Three Months Ended September 30, 2021

•	Total revenue was $368 million, a decrease of 39% year-over-year.
•	Total cost of revenue and operating expenses were $431 million, including stock-based compensation expense of $30 million.
•	Loss from operations was $63 million.
•	Net loss was $64 million.
•	Adjusted EBITDA was a loss of $30 million or 8% of total revenue.
•	Cash and cash equivalents and marketable securities were $1.2 billion.

As of September 30, 2021, we had an accumulated deficit of $2.5 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, continued development of our mobile shopping marketplace infrastructure and development of other businesses.

In the third quarter of 2021, we continued to face the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. In response to rising digital advertising costs, which contributed to lower marketing efficiency, starting in the second quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed below under “—Key Financial and Performance Metrics,” we believe that our monthly active users (“MAUs”) and last twelve months (“LTM”) Active Buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. Starting in the second quarter of 2021, in response to these headwinds, we implemented a number of initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (ii) improving the performance of the app.  We believe our strategy to increase users’ experience in our marketplace and provide a more differentiated and engaging user experience, which we continued to execute on in the third quarter of 2021, will position us for long-term sustainable growth.

COVID-19

As of the date of filing of this Quarterly Report, the outbreak of coronavirus disease 2019 (“COVID-19”), including recent and any future variants, has affected businesses worldwide, and continues to impact the major markets in which we operate. Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic and a range of external factors related to the COVID-19 pandemic that are not within our control. The COVID-19 pandemic has resulted in significant governmental measures being implemented at various times and in various geographic areas over the course of the pandemic to control the spread of the virus. Our operations as well as the operations of our third-party merchants have been, and we expect will continue to be, disrupted by varying individual and governmental responses to COVID-19 around the world. In addition, the COVID-19 pandemic has also disrupted the global supply chain, which may interfere with the delivery of our merchants’ products to our users. Our MAUs, LTM Active Buyers and revenue may be negatively impacted as we proceed through 2021 due to a combination of reasons including: (i) macroeconomic factors such as worldwide retail businesses reopening; (ii) the disruption of the global supply chain; (iii) increased consumer spending on travel and other discretionary items; and, (iv) the waning impact of U.S. and other government economic stimulus programs.

Our Financial Model

Our business benefits from powerful network effects, fueled by our data advantage and scale. As more users join Wish, we are able to increase revenue potential for our merchants. As more merchants succeed on Wish, more merchants join our platforms and grow their businesses with Wish, broadening our product selection, which in turn improves user experience. By developing a strategy focused on users and merchants, we align user and merchant success with the success of our financial model. Growth in users and merchants generates more data, which further strengthens our data advantage and helps create an even better experience for everyone on our platforms, which in turn should attract more users and high-quality merchants.

Our model relies on cost-effectively adding new users, converting those users into buyers and improving engagement and monetization of those buyers on Wish over time as well as adding new merchants, delivering economic success for those merchants, and having those merchants use more of our end-to-end platforms.

Key Financial and Performance Metrics

In addition to the measures presented in our condensed consolidated financial statements, we monitor the following key metrics and other financial information to measure our performance, identify trends affecting our business, and make strategic decisions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
MAU	60	100	84	108
LTM Active Buyers	46	68	46	68
Adjusted EBITDA	$(30)	$(64)	$(176)	$(99)
Adjusted EBITDA Margin	(8)%	(11)%	(10)%	(6)%
Free Cash Flow	$(344)	$(473)	$(903)	$23

Monthly Active Users

We define MAUs as the number of unique users that visited our platforms, either on our mobile app, mobile web, or on a desktop, during the month. MAUs for a given reporting period equal the average of the MAUs for that period. An active user is identified by a unique email-address; a single person can have multiple user accounts via multiple email addresses. The change in MAUs in a reported period captures both the inflow of new users as well as the outflow of existing users who did not visit our platforms in a given month. We view the number of MAUs as a key driver of revenue growth as well as a key indicator of user engagement and awareness of our brand.

MAUs decreased approximately 40% and 23% from the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2021, respectively, which was primarily driven by our decision to significantly reduce our digital advertising expenditures.

LTM Active Buyers

As of the last date of each reported period, we determine our number of unique LTM Active Buyers by counting the total number of individual users who have placed at least one order on our platforms, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months. We, however, exclude from the computation those buyers whose order is cancelled before the item is shipped and the purchase price is refunded. The number of LTM Active Buyers is an indicator of our ability to attract and monetize a large user base to our platforms and of our ability to convert visits into purchases. We believe that increasing our LTM Active Buyers will be a significant driver to our future revenue growth.

LTM Active Buyers decreased approximately 32% from the three months ended September 30, 2020 to the three months ended September 30, 2021. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

We will continue to maintain significantly lower digital advertising expenditures while we focus on improving user retention and key core marketplace fundamentals. As such, we expect MAUs and LTM Active Buyers to decline year over year in 2021 compared to 2020.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Revenue	$368	$606	$1,796	$1,747
Net loss	(64)	(99)	(303)	(176)
Net loss as a percentage of revenue	(17)%	(16)%	(17)%	(10)%
Excluding:
Interest and other expense (income), net	(3)	8	(11)	—
Provision for income taxes	4	1	11	1
Depreciation and amortization	2	4	7	9
Stock-based compensation expense	30	9	104	9
Employer payroll taxes related to stock-based compensation expense	—	—	7	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	12	—	55
Lease impairment related expenses	—	—	6	—
Recurring other items	1	1	3	3
Adjusted EBITDA	(30)	(64)	(176)	(99)
Adjusted EBITDA margin	(8)%	(11)%	(10)%	(6)%

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

The following table reflects the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Cash provided by (used in) operating activities	$(344)	$(472)	$(902)	$24
Less:
Purchases of property and equipment	—	1	1	1
Free Cash Flow	$(344)	$(473)	$(903)	$23

Results of Operations

The following table shows our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenue	$368	$606	$1,796	$1,747
Cost of revenue(1)	201	241	808	605
Gross profit	167	365	988	1,142
Operating expenses:
Sales and marketing(1)	147	386	1,013	1,125
Product development(1)	54	24	157	72
General and administrative(1)	29	33	121	65
Total operating expenses	230	443	1,291	1,262
Loss from operations	(63)	(78)	(303)	(120)
Other income (expense), net
Interest and other income (expense), net	3	(8)	11	—
Remeasurement of convertible preferred stock warrant liability	—	(12)	—	(55)
Loss before provision for income taxes	(60)	(98)	(292)	(175)
Provision for income taxes	4	1	11	1
Net loss	$(64)	$(99)	$(303)	$(176)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in millions)
Cost of revenue	$5	$—	$15	$—
Sales and marketing	4	—	10	—
Product development	17	—	46	—
General and administrative	4	9	33	9
Total stock-based compensation	$30	$9	$104	$9

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	55%	40%	45%	35%
Gross profit	45%	60%	55%	65%
Operating expenses:
Sales and marketing	40%	64%	56%	64%
Product development	15%	4%	9%	4%
General and administrative	8%	5%	7%	4%
Total operating expenses	63%	73%	72%	72%
Loss from operations	(17)%	(13)%	(17)%	(7)%
Other income (expense), net:
Interest and other income, net	1%	(1)%	1%	0%
Remeasurement of convertible preferred stock warrant liability	—	(2)%	—	(3)%
Loss before provision for income taxes	(16)%	(16)%	(16)%	(10)%
Provision for income taxes	1%	—	1%	—
Net loss	(17)%	(16)%	(17)%	(10)%

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Core marketplace revenue(1)	$183	$405	$(222)	(55)%	$1,038	$1,300	$(262)	(20)%
ProductBoost revenue	37	49	(12)	(24)%	137	138	(1)	(1)%
Marketplace revenue	220	454	(234)	(52)%	1,175	1,438	(263)	(18)%
Logistics revenue	148	152	(4)	(3)%	621	309	312	101%
Revenue	$368	$606	$(238)	(39)%	$1,796	$1,747	$49	3%

(1)

Core marketplace revenue for the three and nine months ended September 30, 2021 included approximately $5 million and $26 million, respectively, which we recognized related to Wish Cash liability breakage. Refer to Note 4 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details. In addition, Core marketplace revenue for the three and nine months ended September 30, 2021 included approximately $2 million and $19 million net gains, respectively, from our cash flow hedging program. We did not have a hedging program during the three and nine months ended September 30, 2020.

Revenue for the three months ended September 30, 2021 decreased $238 million, or 39%, compared to the same period in 2020 primarily due to a $234 million decrease in marketplace revenue and a $4 million decrease in logistics revenue.

Revenue for the nine months ended September 30, 2021 increased $49 million, or 3%, compared to the same period in 2020 primarily due to a $312 million increase in logistics revenue, partially offset by a $263 million decrease in marketplace revenue.

Marketplace revenue for the three and nine months ended September 30, 2021 decreased $234 million, or 52%, and $263 million, or 18%, respectively, compared to the same period in 2020. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as discussed above under “Key Financial and Performance Metrics.” This decrease in marketplace revenue was partially offset by $5 million and $26 million of revenue that we recognized during the three and nine months ended September 30, 2021, respectively, related to Wish Cash liability breakage. Refer to Note 4 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details.

We will continue to maintain significantly lower digital advertising expenditures while we focus on improving user retention and key core marketplace fundamentals. As such, we expect our marketplace revenue and sales and marketing expenses to decline in the last quarter of 2021 compared to the same period in 2020.

Logistics revenue for the three months ended September 30, 2021 did not materially change compared to the same period in 2020. Logistics revenue for the nine months ended September 30, 2021 increased $312 million, or 101%, compared to the same periods in 2020. This increase was primarily due to accelerated merchant adoption of our logistics offerings, as well as the expansion of our A+ program during the first half of 2021, in which Wish manages the majority of shipping-related activities for the merchants.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Cost of revenue	$201	$241	$(40)	(17)%	$808	$605	$203	34%
Percentage of revenue	55%	40%			45%	35%
Gross Margin	45%	60%			55%	65%

Cost of revenue for the three months ended September 30, 2021 decreased $40 million, or 17%, compared to the same period in 2020 primarily due to lower logistics related costs as a result of lower order volumes.

Cost of revenue for the nine months ended September 30, 2021 increased $203 million, or 34%, compared to the same period in 2020 due to an increase in revenue arising from higher volumes of logistics services partially offset by shipping efficiencies due to an increased percentage of orders being combined across our logistics programs. The increase was also driven by employee related expenses due to an increase in headcount over the period as well as $15 million in stock-based compensation expense and related employer payroll taxes that we recognized for employees involved in infrastructure, merchant support, and logistics functions during the nine months ended September 30, 2021.

Gross margin decreased to 45% and 55% for the three and nine months ended September 30, 2021, respectively, from 60% and 65% for the three and nine months ended September 30, 2020, respectively, primarily due to a shift in revenue mix and an increase in direct costs like headcount related expenses, stock compensation and related employer payroll taxes.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Sales and marketing	$147	$386	$(239)	(62)%	$1,013	$1,125	$(112)	(10)%
Percentage of revenue	40%	64%			56%	64%

Sales and marketing expense for the three and nine months ended September 30, 2021 decreased $239 million, or 62%, and $112 million, or 10%, respectively, compared to the same period in 2020 primarily due to reduced digital advertising expenditures in order to focus our resources on other strategic initiatives.

Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Product development	$54	$24	$30	125%	$157	$72	$85	118%
Percentage of revenue	15%	4%			9%	4%

Product development expense for the three and nine months ended September 30, 2021 increased $30 million, or 125%, and $85 million, or 118%, respectively, compared to the same periods in 2020 primarily due to an increase in employee-related costs driven by increased headcount and a $17 million and a $49 million stock-based compensation expense and related employer payroll taxes which were recognized for employees involved in product development activities during the three and nine months ended September 30, 2021, respectively. The increase was also partially driven by expenses associated with data warehousing activities, processing and analytics.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
General and administrative	$29	$33	$(4)	(12)%	$121	$65	$56	86%
Percentage of revenue	8%	5%			7%	4%

General and administrative expense for the three months ended September 30, 2021 decreased $4 million, or 12%, compared to the same period in 2020 primarily due to a reduction in certain one-time accrued liabilities and a reversal of stock-based compensation related to employee terminations, including the resignation of our former chief financial officer.

General and administrative expense for the nine months ended September 30, 2021 increased $56 million, or 86%, compared to the same period in 2020. The increase was primarily related to a $36 million stock-based compensation expense and related employer payroll taxes that we recognized during the nine months ended September 30, 2021, and increases in headcount, legal, tax, insurance and audit-related expenses associated with being a publicly listed company. During the nine months ended September 30, 2021, we also recognized $6 million of lease termination and impairment related expenses. Refer to Note 6 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Remeasurement of redeemable convertible preferred stock warrant liability	$—	$(12)	$12	(100)%	$—	$(55)	$55	(100)%
Percentage of revenue	—	(2)%			—	(3)%

We recognized the $12 million and $55 million expense during the three and nine months ended September 30, 2020, respectively, related to the change in fair value of the redeemable convertible preferred stock warrant liability. There was no remeasurement charge recognized during the three and nine months ended September 30, 2021 because immediately prior to the completion of our IPO in December 2020, the outstanding redeemable convertible preferred stock warrant was net exercised. The fair value of the warrant at the time of exercise was reclassified into the Company’s Class A common stock and additional paid-in capital.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Provision for income taxes	$4	$1	$3	300%	$11	$1	$10	1000%
Percentage of revenue	1%	—			1%	—

Provision for income taxes for the three and nine months ended September 30, 2021 increased $3 million and $10 million, respectively, compared to the same periods in 2020 primarily due to an increase of taxes related to our international operations.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $1.2 billion, a majority of which were held in cash deposits and money market funds, and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Additional future financing may be necessary to fund our operations and there can be no assurance that, if needed, we will be able to secure additional debt or equity financing on terms acceptable to us or at all, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of September 30, 2021, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Cash provided by (used in):
Operating activities	$(902)	$24
Investing activities	16	77
Financing activities	—	(1)

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

Net cash used in our operating activities for the nine months ended September 30, 2021 was $902 million. This was primarily driven by our net loss of $303 million and $732 million unfavorable net working capital changes, which was partially offset by non-cash expenses, such as stock-based compensation expense of $104 million. Unfavorable working capital movement was mainly driven by accounts payable, merchants payable and accrued and refund liabilities. Accounts payable decreased by $364 million primarily due to our decision to significantly reduce digital advertising expenditures and the timing of payments and shorter vendor payment terms. Earlier during the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $238 million primarily due to lower volumes driven by reduced digital advertising expenditures that resulted in lower MAUs and LTM Active Buyers.

Net cash provided by our operating activities for the nine months ended September 30, 2020 was $24 million. This was primarily driven by favorable net working capital changes of $121 million, the remeasurement of redeemable convertible preferred stock warrant liability of $55 million and non-cash expenses of $25 million consisting of non-cash lease expense, stock-based compensation and depreciation and amortization. These favorable items were partially offset by our net loss of $176 million.

Net Cash Provided by (Used in) Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash provided by investing activities was $16 million for the nine months ended September 30, 2021. This was primarily due to $252 million in maturities and sales of marketable securities, partially offset by purchases of $235 million of marketable securities.

Net cash provided by investing activities was $77 million for the nine months ended September 30, 2020. This was primarily due to $303 million maturities of marketable securities, partially offset by $225 million purchases of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) our financing activities was nil and/or insignificant for each of the nine months ended September 30, 2021 and 2020.

Off Balance Sheet Arrangements

For the three and nine months ended September 30, 2021 and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, inflation risk, and foreign currency fluctuations that could adversely affect our consolidated financial position, results of operations, or cash flows. We manage these risks through regular operating and financing activities and, at certain times, derivative financial instruments. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of September 30, 2021 were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A 100 basis point increase or decrease in our current interest rates would have increased or decreased our interest income by $12 million for each of the three and nine months ended September 30, 2021.

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

Based on our overall currency rate exposures as of September 30, 2021, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

As of the date of filing of this Quarterly Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our platforms.

The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ContextLogic Inc.

Date: November 10, 2021	By:	/s/ Piotr Szulczewski
Piotr Szulczewski
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Brett Just
Brett Just
Chief Accounting Officer