Form 10-K
period 2021-12-31
ContextLogic Inc.
filed 2022-03-14
CIK 1822250

s-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock as reported by the Nasdaq Global Select Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5.6 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 594 million and the number of shares of the registrant’s Class B common stock outstanding was 66 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which involve substantial risks and uncertainties regarding future events and future results. Forward-looking statements include all statements that are not historical facts such as information concerning our possible or assumed future results of operations and expenses, business strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding future financial performance; implementation and execution of business strategies, including turnaround and restructuring plans; our future liquidity and operating expenditures; CEO transition; the impact of COVID-19 on our business; financial condition and results of operations; our future market position, technological advances, and competitive changes in the marketplace; expected consumer behavior; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

ii

RISK FACTORS SUMMARY

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:

●	Our efforts to acquire new users and engage existing users may not be successful or may be more costly than we expect, which could prevent us from maintaining or increasing our revenue.
●

If we are unable to promote, maintain, and protect our brand and reputation and offer a compelling user experience, our ability to attract new users and engage with our existing base of users will be impaired.

●	The transition to a new Chief Executive Officer (“CEO”) may impact our ability to execute on our business strategy in a timely manner.
●	If we lose the services of members of our senior management team we may not be able to execute our business strategy.
●

We rely on the Apple App Store and the Google Play Store to offer and promote our app. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, our business will suffer.

●

Our brand, reputation, and business may be harmed if merchants on our platform use unethical or illegal business practices, including the sale of counterfeit or fraudulent products or if our policies and practices with respect to such sales are perceived or found to be inadequate, and we may be impacted by the unlawful activity of merchants on our platform.

●

Our company is evolving and we are in the process of executing on new business strategies and restructuring efforts; if we fail to successfully execute on these, our business, financial condition, and operating results could be harmed.

●	We may not successfully execute or achieve the expected benefits of our restructuring and turnaround initiatives, which could adversely affect our business
●	The market in which we operate is rapidly evolving and we face intense competition; if we do not compete effectively, our results of operations and financial condition could be harmed.
●	The ongoing COVID-19 pandemic may adversely affect our business and results of operations.
●

Economic tension between the United States and China, or between other countries, may intensify and the United States, China, or other countries may adopt drastic measures in the future that impact our business.

●	Merchants on our platform may experience additional disruptions to their supply and restrictions on their ability to deliver products to our users in a timely manner, which could harm our business.
●	Our business and our merchants and users may be subject to sales and other taxes and these taxes may negatively impact our revenue and growth.
●

Any significant disruption in service on our platform or in our computer systems, some of which are currently hosted by third-party providers, for any reason, including cyber threats, could damage our reputation and result in a loss of users, which would harm our business and results of operations.

●

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our founder, Piotr Szulczewski, which will limit investors’ ability to influence the outcome of important transactions, including a change in control.

●	We may be involved in litigation matters or other legal proceedings or regulatory investigations that are expensive, time consuming, and may result in restrictions in our business operations.
●

We identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

iii

PART I

Item 1. Business.

Overview

We launched Wish with a simple mission—to bring an affordable and entertaining mobile shopping experience to billions of consumers around the world. Our platform combines technology and data science capabilities, an innovative and discovery-based mobile shopping experience, a comprehensive suite of merchant services, and a massive scale of users, merchants, and items.

We are revolutionizing e-commerce with a user experience that is mobile-first, discovery-based, deeply personalized, and entertaining. Our highly-personalized product feed enables our users to discover products they want to purchase by simply scrolling through our mobile app and browsing. Wish users engage with our app in a similar manner to how they engage with social media; scrolling through image-rich, highly-engaging, and interactive content. To enhance user engagement, we incorporate fresh gamified features, rich user-generated content including photos, videos, and reviews, and a wide range of relevant products to make shopping more entertaining.

We also built Wish to empower merchants around the world. Today, most of our merchants are based in China. We initially grew our platform focusing on merchants in China due to these merchants’ strength in selling quality products at competitive prices. We continue to expand our merchant base around the world. Through our diversified and global merchant base, we are able to offer greater depth and breadth of categories and products. We give our merchants immediate access to our global base of over 74 million monthly active users and a comprehensive suite of merchant services, including demand generation and engagement, user-generated content creation, data intelligence, promotional and logistics capabilities, and business operations support, all in a cost-efficient manner.

Local brick-and-mortar stores worldwide are experiencing challenges as the retail world is being transformed by ecommerce industry consolidation, and the COVID-19 pandemic. We launched Wish Local in 2019 to help these stores increase their online reach and discovery, gain foot traffic, and drive additional sales. Our Wish Local partners also serve as Wish Pickup locations for online Wish orders, which effectively gives us a local warehousing and fulfillment footprint around the world without owning any real estate.

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

Our proprietary data and technology also fuel our powerful network effects. The scale of our user base and active global merchants means we accumulate significant data across user and merchant activities, which we believe strengthens our data advantage, and creates an even better experience for everyone on our platform, which in turn can attract more users and merchants. As more users come to Wish, driven by the affordable value proposition and differentiated shopping experience, we can drive more sales to our merchants. Our significant user base also drives our user-generated feedback loop of ratings, reviews, photos, and videos, which in turn drives greater user engagement. As more merchants succeed on Wish, more merchants join the platform to grow their businesses, broadening our product selection, which in turn improves the user experience. This flywheel effect has driven tremendous value to both users and merchants and has made Wish one of the largest ecommerce marketplaces in the world.

The Wish Platform

Our global ecommerce platform connects over 74 million monthly active users in over 60 countries to approximately 250,000 active global merchants. We determine our number of active global merchants by counting the total number of merchants who have sold at least one order on the Wish platform, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months.

We seek to democratize ecommerce by making the Wish platform affordable, open, and accessible to all users and merchants in many countries around the world. We do this through our relentless focus on product, technology, and data science. For our users, we are revolutionizing the mobile shopping experience by making it affordable, personalized, and entertaining. For our merchants, we offer immediate, cost-efficient access to our global user base, scaled data, and technology platform, as well as a comprehensive suite of merchant services to help run their businesses and drive sales. To serve our global and diversified user and merchant base, we approach our platform development with a specific geographic focus, tailoring key features to solve for the needs of that locality, and enabling an authentic, localized experience.

Value Proposition to Wish Users

We have democratized ecommerce by making it:

•

Affordable. Price is the single most important determinant when making a purchase for a substantial portion of the global population, and we aim to serve the affordability needs of these value-conscious consumers. The merchants on our platform offer primarily unbranded products that can be deeply discounted as compared to branded alternatives across several categories. We have a number of policies which, in combination with our robust user-generated content, promote higher quality merchants and products on our platform. This allows us to offer a vast selection of high-quality items at competitive prices, a value proposition that attracts more than 74 million monthly active users to our platform.

•	Accessible. We built Wish to be mobile-first so any consumer around the world can easily access our shopping platform on a mobile device.
•

Everywhere. To better serve our global user base, we localize various features on our online platform and tailor our experience to each respective market through, for example, making it accessible in 42 different languages and providing country-specific payment methods. This localization is designed to improve the engagement of our large, diverse user base, in addition to connecting our users with more than 60,000 local brick-and-mortar Wish Local stores.

We have re-invented the online shopping experience to be:

•	Mobile-First. Wish was built for mobile. Our application is image-rich, with minimal search input or text-based interactions. Over 90% of our user activity and purchases occur on our mobile app.
•

Discovery-Based. Our platform is designed to make it easy to navigate a vast selection of products when users do not have a specific item or brand in mind. Unlike other ecommerce platforms where consumers often visit with a predetermined purchase intent for specific items, our navigational and entertaining shopping experience gives us the ability to create purchase intent in our users across a diverse set of products and categories. Over 70% of the sales on our platform do not involve a search query and instead come from personalized browsing.

•

Personalized. No two users’ Wish interfaces and product feeds look the same. Utilizing big data technology, we enable customization on a massive scale. We deliver personalized and curated products to our users and help them discover desired products quickly.

•

Entertaining. We have transformed the user experience to make shopping on Wish as engaging and entertaining as browsing on social media. We utilize highly-personalized feeds with a wide range of relevant products as well as gamified, interactive, and social features to increase the length and frequency of a user’s sessions and drive increased engagement. Wish users spent on average approximately 11 minutes per day on our platform in 2021, an increase from over nine minutes per day on our platform in 2020.

Value Proposition to Wish Merchants

Accessible and Cost-Efficient Ecommerce Platform. We give our merchants immediate access to our global base of over 74 million monthly active users and a comprehensive suite of merchant services in a cost-efficient manner to help them run their businesses and grow sales. We seek to empower these highly capable merchants offering quality products at compelling values and unlock this supply of goods to consumers globally.

In addition, we give our merchants the following merchant services:

Demand Generation and Engagement

•

Global Reach for Online Merchants. Wish gives merchants immediate access to over 74 million monthly active users across more than 60 countries, with a significant user footprint in the United States and Europe. We help our merchants reach these users in a highly targeted and cost-efficient manner.

•

Promotion. Wish merchants can amplify their reach and sales by utilizing our native advertising tool, ProductBoost. We utilize data science to optimize ad placement, target users, and maximize the merchant’s return on ad spend.

User-Generated Content Creation. User-generated content that is particular, authentic, and localized can meaningfully improve user engagement and increase the purchases of products on our platform. Our value-conscious users rely on user-generated content such as reviews, ratings, photos, and videos, rather than brand recognition, when making purchase decisions. Our data science prioritizes items with favorable reviews, higher ratings and shipping history, connecting buyers with high-quality merchants and enhancing both the user and merchant experience.

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

•

Wish Local Pick-Up. Through our Wish Local partnerships, we enable our online merchants to send their inventory to our more than 60,000 partner pick-up locations in close proximity to users to allow for quicker, localized pickup. These Wish Local stores effectively give us a local warehousing and fulfillment footprint around the world without owning any real estate.

Business Operations

•	Optimization Tools, Services, and Education. We provide tools, services, and ongoing education to our merchant base to help them improve their business operations and drive greater success.
•	Merchant Support. Wish assists merchants with international trade compliance, payment processing, user support, and certain other services.

Data Science

Our technology and data science capabilities drive all aspects of our business. Our data advantage comes from our rich and growing data set of historical and recent user and merchant behaviors and transactions, and deep understanding of our more than 74 million monthly active users, approximately 250,000 active global merchants, and approximately 900,000 items sold per day. All of this feeds into a proprietary data science algorithm that we continuously optimize for more intelligent insights and decision making.

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

•

User Personalization: Our proprietary algorithms utilize a rich and growing data set of historical and recent user behaviors that includes browsing data, past transactions, reviews, and preferences noted on Wish, to display the most relevant and personalized content. This data-driven approach enables efficient and enjoyable navigation and discovery on a mobile screen, creates purchase intent across a diverse set of products, and increases conversion to sales.

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

Our Customers

We generate revenue from marketplace and logistics services provided to our customers. We consider both the merchant and the user to be our customers. We provide a mix of marketplace services to merchants. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace. Our logistics offering for merchants, introduced in 2018, is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

Sales and Marketing

Our sales and marketing capabilities represent a core competency that is essential to the success of the Wish platform. We are focused on continuing to acquire and retain new users and build brand awareness efficiently. Our advertising costs to acquire new users constituted 89% of our sales and marketing expenses, and sales and marketing expenses constituted 75% of our operating expenses, in 2021. We have extensive experience in cost-effective, data-driven digital marketing and user acquisition. We also design innovative marketing programs that help increase brand awareness by targeting people who we believe have a higher propensity to engage with our platform and buy from our merchants. We continue to partner with various social-media platforms to ensure we gain exposure with broader audiences.

In 2021, we faced the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. In response to rising digital advertising costs, which contributed to lower marketing efficiency, we decided to significantly reduce our digital advertising expenditures starting in the third quarter of 2021, as we focused our resources on other strategic initiatives. As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our monthly active users and last twelve months active buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. Starting in the third quarter of 2021, in response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (iii) improving the performance of the app.  We believe our continued strategy to improve users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth.

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

Additionally, our user base has created additional opportunities for us to reach existing and new customers organically, a venue of demand generation that supplements our paid market efforts.

Finally, we also invest in efficient sales and marketing activities to identify and onboard high potential merchants around the world both for our online marketplace as well as Wish Local. Similar to our user acquisition strategies, we deploy digital performance marketing campaigns on social media and other channels to acquire new merchants. We supplement this effort with offline marketing activities that include attending trade shows and conducting seminars. We also leverage partnerships with third-party platforms for merchant referrals.

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

As a company, we invest substantial resources in research and development to drive core technology innovation and bring new products to market. As of December 31, 2021, 44% of our total headcount was involved in research and development and related activities.

Our Competition

We compete for both users and merchants. For users, we compete on the basis of affordability and user experience. For merchants, we compete on the basis of providing profitable distribution, an end to end platform and global reach.

Our online competitors include large, global ecommerce platforms such as Amazon, Alibaba, Shein, and Shopify as well as more traditional discount retailers such as Walmart and Target. Our offline competitors also include scaled discount retailers that offer heavily discounted and off-season products, such as Dollar General and TJ Maxx. We are able to compete for users based on our massive product selection, low prices and daily discounts, deeply-personalized and differentiated shopping experience powered by our data science and optimized for the mobile device, and entertainment derived from various engaging and interactive features of our platform.

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

Government Regulations

As with any company operating on the Internet, we are subject to a growing number of local, national and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently still evolving. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, U.S. federal and state laws, EU Directives and Regulations, and other national laws govern the processing of payments, consumer protection and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. The growing regulation of ecommerce worldwide could impose additional compliance burdens and costs on us or on Wish merchants, and could subject us to significant liability for any failure to comply. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the United States, including anti-money laundering, anti-corruption and export control laws. Recent trends globally toward increased protectionism and trade barriers can result in actions by governments around the world that may be disruptive to our businesses.

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

See Item 1A, “Risk Factors,” for further discussion of risks related to legal proceedings. See also, Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies, “Legal Contingencies and Proceedings,” for further discussion of current litigation.

Human Capital

We are continually investing in the engagement and retention of our global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2021, we had a total of 1218 full-time employees worldwide, of which 793 are in the US.

We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we may be subject to, and need to comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Employee Development and Training

Our values-based culture is a critical component of our success. Our employees are critical to the success of our company, and we strive to create a supportive environment, where they can contribute, learn, and grow in their careers. Our culture promotes feedback, where we seek divergent points of view so that healthy debate can drive strong decision making. We encourage a culture where everyone feels a sense of agency and can contribute to the success of the company. We foster opportunities for our employees to grow in both formal and informal learning environments, inside and outside of the Company. We prioritize employee development and training, which we believe has a direct impact on employee growth, engagement, and retention. To continue to support managers and individual contributors at Wish, most of whom work remotely due to the on-going COVID-19 pandemic, we provide virtual training and development opportunities. We also support the well-being of our employees by providing regular mental health breaks and wellness benefits to support their overall health and ongoing well-being. We continue to optimize our organizational efficiency and collaboration by providing training on strengthening communication skills and leading effective meetings. We believe that employee development is a shared responsibility of employee and manager, and through both formal and informal methods, we strive to build trust and encourage knowledge sharing and mentorship. We have a robust talent calibration and succession planning process designed to assess our top talent and identify any skills gaps with development plans.

Flexibility and Decentralization

While we have distributed teams collaborating around the world, the COVID-19 pandemic pivoted the vast majority of our employees to work from home starting March 2020. Despite the easing of governmental stay-at-home mandates, in the first quarter of 2022, we made a decision to shift towards a primarily remote working environment in which most employees will have the option to work from home even after we reopen our offices. We believe this flexible location policy will unlock further opportunities to source, connect, and hire talent in more locations as well as enable us to retain talent, as employees can continue to work for Wish if they need or want to relocate.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in the state of Delaware in June 2010 as ContextLogic Inc., d/b/a “Wish.” Our principal executive offices are located at One Sansome Street 33rd Floor, San Francisco, California 94104. Our telephone number is (415) 432-7323. Our website address is www.wish.com.

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

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (https://ir.wish.com), press releases, SEC filings and public conference calls and webcasts. We also use the following channels to provide updates to the public about our business, activities, and other related matters, which could be deemed to be material information: www.twitter.com/WishShopping and www.linkedin.com/company/wishshopping. Information contained on or accessible through our websites are neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

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

Our success depends on our ability to attract new users and engage existing users in a cost-effective manner. In order to acquire and engage users, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, such as our relationship with social influencers, and mobile “push” notifications, text messaging, and email. For the years ended December 31, 2021, 2020 and 2019, we spent $1.1 billion, $1.7 billion and $1.5 billion on sales and marketing, representing 53%, 67% and 77% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to comprise a substantial majority of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us anytime. Our investments in sales and marketing may not effectively reach potential users, potential users may decide not to buy through us, or user spend on our platform may not yield the intended return on investment, any of which could negatively affect our financial results.

In addition, in 2021, we faced the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. In response to rising digital advertising costs, which contributed to lower marketing efficiency, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our monthly active users and last twelve months Active Buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. Starting in the third quarter of 2021, in response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (iii) improving the performance of the app. We believe our continued strategy to increase users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth, but there can be no assurance that our initiatives will be successful.

Many other factors, some of which are beyond our control, may reduce our ability to acquire, maintain and further engage with users, including those described in this “Risk Factors” section and the following:

•

system updates to app stores and advertising platforms such as Facebook and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to target a broad audience;

•	ongoing changes in advertising platforms’ pricing, which could continue to result in higher advertising costs;

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

We believe that maintaining our brand and reputation will be critical to attracting new users and encouraging users to transact on our platform. In addition to targeted online marketing, we spend a considerable amount of resources on promoting our brand and reputation. For example, starting in 2020, we began to invest in additional off-line marketing activities. Our brand promotion activities may not be successful or cost effective, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. If we do not successfully drive brand awareness, we may fail to attract new users or increase engagement with existing users and our business may not grow or may decline, all of which could harm our business, financial condition, results of operations, and prospects.

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

The transition to a new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of Vijay Talwar, our recently appointed CEO who will be critical to setting and achieving our vision, strategic direction, culture, products, and technology. The CEO transition, and any related speculation and uncertainty regarding our future business strategy and direction may be disruptive to the Company and our relationships with customers and employees. If we are unable to execute an orderly transition and successfully integrate Mr. Talwar into our leadership team, revenue, operating results, and financial conditions may be adversely affected.

Additionally, even though Piotr Szulczewski remains on the Board, the departure of Mr. Szulczewski as our CEO will result in a loss of institutional knowledge. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. The ability of Mr. Talwar to quickly expand his knowledge of our business, operations, and strategic plans will be critical to the Board and our management’s ability to make informed decisions about our strategic direction and operations.

If we lose the services of members of our senior management team or key employees, we may not be able to execute our business strategy.

Competition for talent in our industry and the technology industry has become increasingly intense as the current labor market to build, retain, and replace highly skilled personnel has become highly competitive. We rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or replace the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business and could affect our corporate culture. Further, in connection with the announcement of our restructuring plan, we may find it even more difficult to recruit and retain highly skilled personnel, which could harm our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Notes to Consolidated Financial Statements, Note 12. Subsequent Events, “February 2022 Restructuring Plan,” for further discussion of our restructuring plan.

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

Disruptions in the operations of a substantial number of merchants on our platform, to the extent they are caused by events that are beyond their control, such as interruptions in order or payment processing, transportation disruptions, natural disasters, pandemics, inclement weather, geo-political conflicts, including the current conflict between Russia and Ukraine arising from the invasion of Ukraine by Russia, terrorism, public health crises, or political unrest, could result in negative experiences for a substantial number of our users, which could harm our reputation and adversely affect our business. For example, during the initial outbreak of COVID-19, our merchants based in China experienced supply interruptions and delivery delays. If there are subsequent or further increases in the number of COVID-19 outbreaks in China or elsewhere, merchants on our platform may experience additional disruptions to their supply and restrictions on their ability to deliver products to our users in a timely manner, which could harm our business.

Our brand, reputation, and business may be harmed if merchants on our platform use unethical or illegal business practices, including the sale of hazardous, counterfeit, fraudulent, or illegal products, or if our policies and practices with respect to such sales are perceived or found to be inadequate, and we may be impacted by the unlawful activities of merchants on our platform.

It is important that both merchants and users have confidence in the transactions they are completing on our platform. Merchants on our platform have in the past, and may in the future, engage in illegal or unethical business practices. Allegations or findings of such illegal or unethical business practices by merchants on our platform could harm our brand, reputation, and business. Our policies promote legal and ethical business practices, such as prohibiting false or misleading seller or product information, the listing or sale of counterfeit or otherwise infringing goods, and the listing or sale of hazardous, fraudulent, or illegal products. For example, our merchant terms explicitly prohibit any illegal activity by merchants and require compliance with our policies. We maintain a suite of policies that educate merchants regarding items and practices that are explicitly prohibited from the platform, as well as the penalties for violations of our policies. We enforce these policies through the use of human and machine reviews as well as penalties for merchants if a violation of the policies is discovered. However, we do not control merchants or their business practices and cannot ensure their compliance with our policies.

If merchants on our platform engage in illegal or unethical business practices or are perceived to do so, we may receive negative publicity and our brand and reputation may be harmed.

Additionally, while we do not control merchants and cannot ensure their compliance with applicable law, we nevertheless frequently receive and respond to inquiries and demands from regulators and law-enforcement agencies around the globe, and we expect to continue to receive more inquiries and demands in the future. If our policies are violated by merchants, or if our policies and practices or responses to such conduct are perceived as or found to be inadequate by regulators or law-enforcement agencies, it could subject us to government inquiries, investigations, or enforcement actions, as well as potential civil or criminal liabilities, or requiring changes to our policies and practices with respect to illegal or unethical business practices that could lower our revenue, increase our costs, make our platform less user-friendly, or otherwise adversely impact our business. This has been the case in France, where regulators are trying to hold Wish accountable and responsible for the purportedly illegal or hazardous listings created by merchants; we are currently responding to and challenging these claims in French courts.  Separately, during the initial outbreak of COVID-19, a small number of merchants created listings of personal protective equipment and other health-related products that regulators deemed to violate consumer protections related to pricing and advertising. Though these listings were posted by merchants in violation of our policies, Wish has received and may continue to receive inquiries and demands from regulators regarding these listings.

Our merchants are subject to regulation by the U.S. Consumer Product Safety Commission and similar state and international regulatory authorities in the United States and abroad, and their products sold on our platform could be subject to involuntary recalls, takedown notices, and other actions by these authorities. Concerns about product safety, including concerns about the safety of products manufactured in developing countries, could lead to recalls of selected products sold on our platform. Recall and government or user concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Proposed laws in Europe, the United States, and other jurisdictions and/or novel interpretations or enforcement of existing law may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as a platform for merchant activity or for activities adjacent to the marketplace, such as logistics, or otherwise constrain or impede our ability to do business in a given jurisdiction. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our merchants, including potentially for their conduct over which we have no control or influence. Moreover, we may be subject to product liability claims where merchants lack sufficient assets or are not reachable, which could be costly to defend in the aggregate. Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. We expect to continue to receive inquiries or demands from regulators and law enforcement regarding intellectual property, product compliance, and product safety. This could lead to government investigations, inquiries, and/or the imposition of penalties, fines and/or criminal liability in certain jurisdictions and, consequently, would be costly, time consuming, and would adversely impact our business.

Merchants on our platform have in the past, and may in the future, engage in fictitious transactions or collaborate with third parties in order to artificially inflate their sales records and search results rankings. Such activity may frustrate other merchants by enabling the perpetrating merchants to be favored over legitimate merchants, may harm users by misleading them to believe that a merchant is more reliable or trustworthy than the merchant actually is, and may impact key performance metrics. Although we have implemented policies and practices to detect and penalize merchants who engage in fraudulent activities on our platform, there can be no assurance that such policies and practices will be effective in preventing fraudulent transactions. Any of these activities may adversely affect our brand, reputation, and business. If a governmental authority determines that we have aided and abetted the infringement or sale of counterfeit goods or if legal changes result in us potentially being liable for actions by merchants on our platform, we could face regulatory, civil, or criminal penalties. Successful claims by third-party rights owners could require us to pay substantial damages or refrain from permitting any further listing of the relevant items. These types of claims could force us to modify our business practices, which could lower our revenue, increase our costs, or make our platform less user friendly. Moreover, public perception that counterfeit or other unauthorized items are common in our platform, even if factually incorrect, could result in negative publicity and damage to our reputation and brand.

Our merchants rely on third-party carriers and transportation providers as part of the fulfillment process, and these third parties may fail to adequately serve our users and comply with shipping and related regulations, which could adversely affect our service offerings and results of operations.

We rely on merchants to properly and promptly prepare products ordered by our users for shipment and our logistics program relies on third-party carriers and logistics providers to deliver products as well as third parties to consolidate packages for shipping. Any failure by merchants to timely prepare such products for shipment or any delay by third-party carriers to deliver the products will have an adverse effect on the fulfillment of user orders, which could negatively affect the user experience and harm our business and results of operations. Any increase in shipping costs, any significant shipping difficulties, disruptions or delays, or any failure by merchants on our platform to deliver products in a timely manner or to otherwise adequately serve our users, could damage our reputation and brand, and may harm our business. For example, due to abrupt new VAT regulations in Colombia (and related evolving interpretations of the same by local regulatory enforcement agencies), the de minimis threshold exception to remitting VAT for certain low-value declared parcels was removed, subjecting any and all parcels (regardless of import value) to VAT payment obligations. Further, there was industry-wide confusion as to whether the exemption from VAT liability applied to items "shipped from" or "originating in" countries with which Colombia has a Free Trade Agreement (“FTA”). This caused certain parcels shipped by Wish merchants to be held up at Colombia customs, causing delays and increasing charges for consumers. Also, in the first quarter of 2018, PostNord, the postal service in Sweden, suspended delivery of packages coming from outside the European Union as it evaluated imposing processing fees and collection of taxes, which resulted in a decrease in sales in Sweden. In addition, during the initial outbreak of COVID-19, our cross-border logistics function was severely impacted in terms of both disrupted processing capabilities and increased costs, which resulted in a decrease in sales due to higher logistics costs and higher refund rates due to poor performance. Our merchants based in China also experienced supply interruptions and delivery delays during the initial outbreak of COVID-19 and have continued to experience such interruptions and delays, which may continue to have an adverse effect on our users’ experience on our platform.

Historically, our merchants in China have benefitted from lower shipping costs due to the Universal Postal Union Treaty (“UPU”). Certain expected changes to UPU postal rates that went into effect in July 2020 and other expected changes that will be implemented in the future are likely to increase the shipping rates our merchants incur to ship products from China. For example, Congress is currently considering a bill that would bar packages from non-market economies (currently only China) from qualifying for tariff-free entry into the United States under the existing de minimis statute. If this bill is enacted into law, it would make importing goods from China to the United States more complicated and expensive, which could adversely affect our business. The actions we have taken in our logistics program to mitigate these increased costs may not be successful over the long term. If there are increases in shipping costs, including rising oil and gas prices, the sales price of products on our platform could increase, which could reduce the volume of transaction activity on our platform to decrease and may consequently have a negative impact on our results of operations.

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

Our continued efforts to improve our logistics programs and enable faster and more reliable delivery in order to help grow our business and generate revenue may not be effective.

We have worked to improve our logistics programs and to streamline our processes in order to provide a more consistent and reliable experience for our users through programs such as Wish Express and Wish Local. However, we still rely on third-party carriers for delivery and we are still in the process of establishing reliable long-term agreements with such carriers both in the United States and worldwide. If we are not able to negotiate acceptable pricing, service level requirements, and other terms with these carriers, or these carriers experience capacity or performance problems or other issues, it could negatively impact our results of operations and our users’ experience. For example, due to COVID-19 and related supply chain issues, global logistics has experienced longer delivery times.

We have also developed and experimented with different logistics offerings in order to monetize our logistics platform. This is a relatively new business initiative for us. If we are unable to consistently generate revenue from our logistics platform or offer logistics services that are appealing to merchants and users, or if changes in carrier policies and pricing, shortage of low-cost carriers, and fluctuation of oil and gas prices result in higher logistics costs, it could have a material impact on our business, financial condition, and prospects.

Building out our Wish Local program may be costly and time intensive and we may not receive the expected benefits.

In 2019, we introduced Wish Local, a program that develops partnerships with local brick-and-mortar stores that can serve as local pickup and delivery locations for users’ orders. In addition, we are in the process of expanding the Wish Local program to partner with collection point network providers in some countries to provide additional local pickup and dropoff locations for user’s orders. The process of reaching out to and entering into relationships with these retailers can be time intensive and costly because we must evaluate and approve each retailer individually prior to them becoming part of the Wish Local program. Therefore, growing Wish Local may be more expensive and time consuming than we have estimated. Also, users may not use the Wish Local program as much as we expect, which would delay or prevent any expected benefits. For example, users have curtailed their use of Wish Local due to health concerns regarding COVID-19, which has slowed the growth of this program.

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

We compete with ecommerce platforms and other retailers for merchants on our platform and merchants can list their goods on a number of ecommerce platforms, such as Amazon.com, Alibaba, Shein, and Shopify.

There are various factors that affect how merchants engage with our platform, including:

•	the number and engagement of users on our platform;
•	our fees;
•	our brand awareness;
•	our reputation;
•	the quality of our services; and
•	the functionality of our platform.

We also compete with retailers for the attention of users. A user has the choice of shopping with any online or offline retailer, whether large marketplaces, such as Amazon.com, Alibaba, Shein, and Shopify, as well as more traditional discount retailers, such as Walmart and Target, and discount retailers that offer heavily discounted and off-season merchandise, such as Dollar General and TJ Maxx, or local stores or other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our merchants to match.

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

Since our inception in 2010, we have incurred net losses each year. We incurred net losses of $361 million, $745 million, and $129 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $2.5 billion. We may not achieve or maintain profitability in the future. Our operating expenses may continue to increase in the future as we increase our efforts to expand our user base, continue to invest in the research and development of our technologies and service offerings and continue to operate as a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. Our revenue growth slowed for the year ended December 31, 2021 and may slow again, or our revenue may decline for a number of other possible reasons, including increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on growth opportunities.

Our company is evolving, and we are in the process of executing on new business strategies and restructuring efforts; if we fail to successfully execute on these strategies, our business, financial condition, and operating results could be harmed.

Our business is undergoing significant changes and our business strategy is constantly evolving. Our success depends on our ability to adapt our business model to changing market conditions and consumer spending habits. For example, in 2021, we made a number of strategic decisions in an effort to improve our business operations and our marketplace offerings in response to the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. Nevertheless, certain elements of this shift in strategy, or any future changes to our strategy that we may make could be disruptive to our business and our employees if we do not manage the changes properly. Furthermore, continuing changes in macroeconomic trends, shifting consumer priorities, and the COVID-19 pandemic may hamper and delay our efforts by, for example, making our assumptions regarding our strategies incorrect or subject to change or causing our strategies to not have the effect and outcomes that we anticipate.

We may not successfully execute or achieve the expected benefits of our restructuring and turnaround initiatives, which could adversely affect our business.

We recently announced a turnaround and restructuring strategy which focuses on narrowing our business focus, reducing our headcount and outside spend, reviewing our real estate footprint, and a number of other cost saving measures. These restructuring initiatives are intended to focus the business on operational efficiency and right-sizing our expenses for 2022 and beyond. Although we believe these initiatives address the needs of our business and its long-term objectives, our strategy is based on certain assumptions and forecasts, which are subject to risks and uncertainties, including whether we have accurately identified the issues, whether we targeted the appropriate cost saving measures, and whether our right-sizing efforts are executed at the appropriate scale and scope. Consequently, the implementation of these restructuring initiatives may not be successful in yielding the intended results. Moreover, implementation of these initiatives may be costly and disruptive to our business, with the intended impact falling short or resulting in an overcorrection. Our cost cutting initiatives may negatively affect employee morale, which could result in personnel losses beyond the planned workforce reduction, diminished productivity, loss of institutional knowledge, and difficulty attracting highly skilled employees. The intended results of our turnaround effort may also be impacted by negative publicity about the Company and/or our restructuring initiatives, resulting in reputational harm, diminished investor confidence, and consumer backlash. These new initiatives have and may continue to require a significant amount of executive management’s time and focus, which may divert attention from other areas of our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Notes to Consolidated Financial Statements, Note 12. Subsequent Events, “February 2022 Restructuring Plan,” for further discussion of our restructuring plan.

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

Moreover, changes in advertising and tracking policies of mobile device operating systems and platforms (e.g., Apple and Android) may limit or prevent the collection and use of certain data elements for certain purposes, such as ad targeting, and the use of such data elements may subject us to fines or other penalties.

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

Our users can pay for purchases using a variety of methods, including through credit cards or Buy Now, Pay Later solutions through various third-party payment providers, and we pay our merchants through a variety of methods. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our users’ ability to place orders, and our merchants’ ability to receive orders or payment could be adversely affected and our business could be harmed. For example, in 2014, PayPal temporarily suspended processing payments on our platform as a result of concerns related to products listed on our platform. If a third-party payment provider suspends service or has significant outages in the future and we do not have alternative payment providers in place or are unable to provide our own solution, our business could be harmed. Likewise, if our third-party payment providers experience a security breach or fraud attack, our merchants and users could be adversely impacted. In addition, if our third-party providers increase the fees they charge us, our operating expenses could increase. If we respond by increasing the fees we charge to our merchants, some merchants may increase the price of their products, stop listing new items for sale or even close their accounts altogether.

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

We rely on our merchants to offer products that appeal to our existing and potential users at attractive prices. Our ability to provide popular products on our platform at attractive prices depends on our ability to develop mutually beneficial relationships with our merchants. For example, we rely on our merchants, most of whom are based in China, to make available sufficient inventory and fulfill large volumes of orders in an efficient and timely manner to ensure a positive user experience. Merchants can leave our platform at any time, so we may experience merchant attrition in the ordinary course of business resulting from several factors, such as losses to competitors, perception that marketing on our platform is ineffective, reduction in our or merchants’ marketing budgets, and the penalties we impose on merchants for failing to comply with our policies. We have had, and may continue to have, disputes with merchants with respect to their compliance with our delivery requirements, quality control policies and measures, and the penalties imposed by us for violation of these policies or measures, which may cause them to be dissatisfied with our platform or to legally challenge the enforceability of our terms. If we experience significant merchant attrition, or if we are unable to attract new and geographically-diverse merchants, our revenue and results of operations may be materially and adversely affected. For example, during the initial outbreak of COVID-19, many of our merchants based in China were adversely impacted, which had a negative impact on the supply of inventory on our marketplace and our merchants based in China continue to be adversely impacted. In addition, our agreements with merchants also typically do not restrict them from establishing or maintaining business relationships with our competitors. Furthermore, Congress is currently considering a bill that would bar packages from non-market economies (currently only China) from qualifying for tariff-free entry into the United States under the existing de minimis statute. If this bill is enacted into law, it would make importing goods from China to the United States more complicated and expensive, which could adversely affect our business.

Failure to deal effectively with fraudulent activities on our platform would increase our loss rate and harm our business, and could severely diminish merchant and user confidence in and use of our services.

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a user did not authorize a purchase, merchant fraud, and users who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. We face risks with respect to fraudulent activities on our platform and periodically receive complaints from users who may not have received the products that they had contracted to purchase. In some jurisdictions, users may also have the right to cancel a sale made by a merchant within a specified time period and for any reason. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad user experiences, and increase user satisfaction, including evaluating merchants on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among merchants, users, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to users or merchants, resulting in a reduction in our ability to attract new users or continue to engage current users, damage to our reputation, or a diminution in the value of our brand.

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

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed and continue to impose unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

Our operations and performance depend significantly on global and regional economic conditions, and the outbreak of COVID-19 has had a significant negative effect on global and regional economies. Further, the ability of our merchants to offer products and make available sufficient inventory in an efficient manner may be adversely affected by the health impacts, travel restrictions, required social distancing, and other governmental mandates due to COVID-19, which could negatively impact our users’ experience and cause our revenue and reputation to decline. Additionally, due to the continuing economic impacts caused by COVID-19, consumer discretionary spending has been adversely affected, which may cause the demand for the products available on our platform to be reduced and our revenue to decline.

We are conducting business with substantial restrictions, such as remote working and limited employee travel, among other modifications. While our business occurs over an online platform, which allows us to support our merchants and users virtually, we cannot be certain that our ability to service our merchants and users will not be adversely affected by COVID-19. We also continue to see disruption in the supply chain that is affecting delivery times.

At the beginning of the COVD-19 pandemic, we benefited from greater mobile usage and less competition from physical retail as a result of shelter-in-place mandates. We also benefited from increased user spending due to U.S. government stimulus programs.

The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, travel restrictions, changes to consumer ecommerce activity in response to evolving governmental mandates that impact brick-and-mortar stores, supply chain and logistical challenges, global unemployment rates, shifting priorities of regulatory agencies in response to the pandemic, the development and distribution of vaccines, and the effectiveness of actions taken in the United States and other countries to prevent, contain, and treat the disease and its variants. The pandemic may have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic” for a further discussion of the impact of the COVID-19 pandemic on our business.

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

Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate globally or in specific markets where we operate, consumer discretionary spending may decline and demand for products available in our platform may be reduced. A decrease in consumer discretionary spending would cause sales in our platform to decline and adversely impact our business. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our platforms. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations. As the world moves into new phases of the pandemic, with new variants emerging, and inflation on the rise, macroeconomic conditions may continue to trend downward for a more prolonged period than expected.

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

We may become involved in litigation matters, including class action lawsuits, relating to intellectual property, product liability, and consumer practices, whether for our own products or those offered by merchants, as well as other commercial disputes. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

Additionally, the market price of our Class A common stock has been and may continue to be volatile.  As a result, we have been named in lawsuits, and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or Board performance and independence. In 2021, we were named as defendants in various securities litigations:  (1) In May 2021, four putative class action lawsuits were filed in U.S. federal court against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages (“IPO cases”). One of these four cases was dismissed, leaving three pending cases against the Company, which have since been related and consolidated before one judge.  The lead case is Hoang v. ContextLogic, inc., and (2) in August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO cases. We are also subject to other securities litigation, a derivative action Aviv v. Szulczewski, discussed elsewhere herein. We may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business.

From time to time, we are subject to investigations, demands, litigation and other proceedings involving consumer protection, product safety, and data protection authorities or other regulatory agencies, including, in particular, in Denmark, France, Hungary, Italy, the Netherlands, and the United States. These proceedings can result in civil and/or criminal penalties, large fines, other penalties, and/or remediation efforts and/or injunctive relief that could limit or restrict our ability to do business either in a given jurisdiction within a product class. For example, in France we are facing (1) civil litigation over product safety and merchant listings which the regulator deems to be unsafe or of poor quality; and (2) charges from the French authorities relating to the previous policies enabling merchants to utilize strike-through pricing, previous practices regarding non-translation of product listings on the Wish app and website, and allegations relating to anti-counterfeiting practices and policies. Separately, at the initial outbreak of COVID-19, consumer protection authorities demanded rapid and decisive changes in the way that we screen and handle product listings that potentially violate various laws, including emergency price caps on certain items. Implementing these requests or defending against any associated fines could prove expensive and time consuming and negatively affect our results of operations and financial condition. While we may dispute the charges or cases, novel interpretations of the law or enforcement efforts could subject us to litigation and/or time consuming and costly remediation measures or otherwise impair business operations in a jurisdiction.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

During the preparation and the audit of our consolidated financial statements for the year ended December 31, 2021, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, given our reliance on information technology (“IT”) systems to synthesize both financial and nonfinancial information, any material weaknesses in our IT controls may result in errors in not only our consolidated financial statements but our nonfinancial metrics as well.

The material weaknesses that we identified occurred because (i) the processes and controls over our IT systems relevant to the preparation of our consolidated financial statements were inadequate and (ii) the current processes in place were insufficient to allow us to complete the testing and assessment of the design and operating effectiveness of internal controls over financial reporting in a timely manner.

We cannot guarantee that our efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our Class A common stock. See Item 9A. “Controls and Procedures” for further discussions of the identified material weaknesses.

Our management is required to evaluate the effectiveness of our disclosure controls and internal control over financial reporting. If we are unable to maintain effective disclosure controls and internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our internal control over financial reporting. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, costly, and place significant strain on our personnel, systems, and resources.

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. While we continue to improve our internal control over financial reporting by hiring additional accounting, engineering, and business intelligence personnel and implementing process level and management review controls to identify and address emerging risks, we cannot guarantee that these changes will remediate future deficiencies or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.  If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, some of which may arise from our restructuring and turnaround initiatives. We and our independent registered public accounting firm identified weaknesses in our internal control over financial reporting and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and our independent registered public accounting firm’s attestation reports required by the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence, negatively affect the price of our Class A common stock, and could result in our delisting on the Nasdaq. As noted previously, see Item 9A. “Controls and Procedures” for further discussions of the identified material weaknesses.

Risks Related to our International Operations

Economic tension between the United States and China, or between other countries, may intensify and the United States, China, or other countries may adopt drastic measures in the future that impact our business.

Our merchants source a large percentage of the products we list on our platform from China and other countries outside the United States and Europe. Additionally, most of our merchants, and some of our operations, are located in China, making the price and availability of products on our platform susceptible to international trade risks and other international economic conditions.

If the U.S. government or other governments impose tariffs or other economic measures that directly or indirectly increase the price of products it imports and that we list on our platform, the increased prices could have a material adverse effect on our financial results and business. The effects of the imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action, relations and responses. Further escalation of trade tensions between the United States and its trading partners, especially China, could result in long-term changes to global trade, including retaliatory trade restrictions that restrict the international flow of products. For example, Congress is currently considering a bill that would bar packages from non-market economies (currently only China) from qualifying for tariff-free entry into the United States under the existing de minimis statute. If this bill is enacted into law, it would make importing goods from China to the United States more complicated and expensive, which could adversely affect our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Additionally, certain jurisdictions may attempt to restrict the operation and access of certain China-based companies, such as TikTok, WeChat and Alipay in the United States. In response, government authorities in China, or elsewhere, may seek to restrict access and operation of U.S. companies. Most of our merchants and some of our operations are located in China; if our operations or our merchant’s activities were restricted in China, our platform, our business, financial condition, and results of operations would be adversely affected.

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

Many jurisdictions in which we operate have laws that govern financial services activities. Regulators in certain jurisdictions may determine that certain aspects of our business are subject to these laws and could require us to obtain licenses to continue to operate in such jurisdictions. For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and abroad. If we are found to be a money transmitter or lender under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

One of our subsidiaries, ContextLogic B.V., received a payments institution license in 2021 from its regulatory authority, De Nederlandsche Bank. This license permits ContextLogic B.V. to operate as a payment service provider (including acquiring and executing payment transactions, as referred to in the Revised Payment Services Directive (“2015/2366/EU”) in the Netherlands. In addition, ContextLogic B.V. can offer its payment services in all other countries of the European Economic Area (“EEA”) on the basis of a European passport. As a regulated financial institution, ContextLogic B.V. is in compliance and will continue to comply with financial services regulations, including those relating to anti-money laundering, combating the financing of terrorism, and sanctioned or prohibited persons.

We continue to evaluate our options for seeking additional licenses and/or subsidiaries in several other jurisdictions to optimize our payment solutions, interchange fees, and to support the future growth of our business. We could be denied such licenses, have existing licenses revoked, or be required to make significant changes to our business operations before being granted such licenses. If we are denied licenses or such licenses are revoked, we may be forced to cease or limit business operations in certain jurisdictions, including in the EEA, and even if we are able to obtain such licenses, we could be subject to fines or other enforcement action, or stripped of such licenses, if we are found to violate the requirements of such licenses. Such regulatory actions, or the need to obtain regulatory approvals, could impose significant costs and involve substantial delay in payments we make in certain local markets, any of which could adversely affect our business, financial condition, or operating results.

In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. As we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, lending, online payments and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, lending, electronic funds transfers, anti-money laundering, combating the financing of terrorism, banking, systematic integrity risk assessments, cyber security of payment processes, sanctions and import and export restrictions. Our business operations may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements or limits on our ability to expand our product offerings, could harm our business.

Further, our payment system is susceptible to illegal and improper uses, including money laundering, terrorist financing, fraud and payments to sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable financial services legislation, including anti-money laundering, combating the financing of terrorism, and sanctions laws. Government authorities may seek to bring legal action against us if we fail to prevent or detect that our payment system is used for improper or illegal purposes or if our enterprise risk management or controls  are not adequately assessed, updated, or implemented, and any such action could result in financial or reputational harm to our business.

Additionally, some of our merchants use applications, such as WeChat, for transmitting payments and communicating with us. If any of these payment applications were limited or banned by governmental authorities, certain payments could be delayed or our communications with merchants could be adversely impacted.

Certain aspects of our business are subject to global trade customs regulations and government oversight.

We are also within the scope of certain customs enquiries and subject to international trade law enforcement, that could require us to incur an increase in costs and/or impacting the supply and delivery-times of products from merchants to consumers, potentially causing us to experience damage in reputation and/or restricting our rate of global growth.

Our business is conducted worldwide, with goods imported from and exported to a substantial number of countries. The vast majority of products sold on our platform are shipped internationally. We are subject to numerous regulations, including customs and international trade laws that govern the importation, exportation, and sale of goods. For example, due to abrupt new VAT regulations in Colombia (and related evolving interpretations of the same by local regulatory enforcement agencies), the de minimis threshold exception to remitting VAT for certain low-value declared parcels was removed, subjecting any and all parcels (regardless of import value) to VAT payment obligations. Further, there was industry-wide confusion as to whether the exemption from VAT liability applied to items "shipped from" or "originating in" countries with which Colombia has a Free Trade Agreement (“FTA”). This caused certain parcels shipped by Wish merchants to be held up at Colombia customs, causing delays and increasing charges for consumers. Also, in the first quarter of 2018, PostNord, the postal service in Sweden, suspended delivery of packages coming from outside the European Union as it evaluated imposing processing fees and collection of taxes, which resulted in a decrease in sales in Sweden. In addition, during the initial outbreak of COVID-19, our cross-border logistics function was severely impacted in terms of both disrupted processing capabilities and increased costs, which resulted in a decrease in sales due to higher logistics costs and higher refund rates due to poor performance.

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

We may see a significant loss of revenue in France or from users in France as a result of French regulator enforcement actions.

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud (“DGCCRF”) issued an injunction delisting the Wish “App” from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. The DGCCRF is relying on an untested interpretation and enforcement of Europe’s Market Surveillance Regulation (“MSR”) to support its position that Wish is responsible as a distributor for products sold by merchants on the platform, and regarding the role of Wish in platform liability and immunity. In addition to the delisting and blocking, the injunction could also expose Wish to fines and penalties. As far as we know, this is a case of first impression in Europe; we are the first e-commerce company that we are aware of in the EU that has faced any such delisting/blocking, and the first of its kind in France. We took immediate measures to challenge the injunction, and to suspend and lift it. We are in the process of the legal challenge.

In December 2021, the French Administrative Court upheld the delisting injunction, but in so doing noted that the delisting is not intended to be, and should not be, permanent. We promptly appealed and that challenge is currently making its way through the appeals process in the French domestic courts.  Concurrently, we are also working on and towards a timeline for the lifting of the delisting injunction.

Meanwhile, the injunction has had significant effects on our revenues from France as we are unable to acquire new users on the App, old users are precluded from upgrading or updating their app, and mobile or web users are unable to find us or navigate to us from the main search engines in France.  In addition, we have ceased ad spend in France as a direct and proximate result of the injunction as there is no return on such an investment nor would we recoup any revenue from ad spending. We anticipate that in 2022 we may lose as much as 80-85% of our marketplace revenue in France as a result of the injunction if the delisting injunction is not ended, lifted or otherwise overruled.

This injunction and the legal proceedings challenging it could also subject the Company to substantial costs, divert resources and the attention of management from the Company’s business, and harm the Company’s business and financial results.  We may also be subject to additional civil and criminal litigation and/or penalties from the DGCCRF relating to any purported or perceived moderation of the platform and/or merchant activity on the platform.

The injunction may also expose us to risk in the EU generally, should other regulators take a similar approach or interpretation to the MSR, and we may be the subject of additional requests for information, document requests or information in the EU.

Separately, in late December 2021, authorities in France charged ContextLogic with legal violations relating to the Company’s former policy permitting merchants to use strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices.  The Company disputes the charges and is prepared to defend itself at the hearing in 2022.  Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to our reputation, loss of rights, or adverse changes to our offerings or business practices in France. Any of these results could adversely affect our business. In addition, defending claims may be costly and may impose a significant burden on our management.

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

Our user pricing and payments are denominated in the local currencies of the users, primarily in U.S. dollars and Euros, and we make a majority of our payments in Renminbi (“RMB”) to the merchants in China for products sold on the Wish platform, which creates exposure to currency rate fluctuations. Additionally, our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in RMB. As part of our currency hedging strategy, we use financial instruments such as forward contracts to hedge our foreign currency exposure in order to reduce the frequency that we need to adjust local currency pricing as well as reduce the short-term impact of foreign currency rate fluctuations on our operating results.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade is an important source of revenue for us. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the interaction of national postal systems, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit, and create shipping uncertainties. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical, including any delays or other factors caused by the current conflict between Russia and Ukraine arising from the invasion of Ukraine by Russia, would lower our revenue and profits and could harm our business.

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

Our brand, reputation and ability to deliver a positive user experience depends upon the reliability of our infrastructure. We have experienced interruptions in these systems in the past, including server failures that temporarily slowed down or interfered with the performance of our websites and apps, or particular features of our websites and apps, and we may experience interruptions in the future. For example, in June 2020, we experienced a full platform outage for more than one hour due to the release of a software update that did not follow proper internal protocols. We have since updated our processes for following such protocols. Interruptions, whether due to system failures, human errors, computer viruses, physical or electronic break-ins, denial-of-service attacks, and capacity limitations, could prevent or inhibit the ability of merchants to access, or users from completing purchases on, our websites and apps. Volume of traffic and activity on our platform spikes on certain days, and any such interruption would be particularly problematic if it were to occur at such a high-volume time. Problems with the reliability of our systems could prevent us from earning revenue and could harm our reputation. Damage to our reputation, any resulting loss of user confidence and the cost of remedying these problems could negatively affect our business, results of operations, financial condition, and prospects.

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

Cyber security incidents or breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of our data, including user information, personally identifiable information, or other confidential or proprietary information of ours or of third parties; viruses, worms, spyware, or other malware being served from our websites, networks, or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. Further, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. Social engineering, phishing, malware, and similar attacks and threats of denial-of-service attacks could have a material adverse effect on our operations. Additionally, from time to time, our merchants’ and users’ accounts have been subject to unauthorized access by third parties, including through illicit purchase of usernames and passwords by bad actors. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a user or merchant password could access the user or merchant’s transaction data or personal information, resulting in the perception that our systems are insecure.

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

In Europe, where the data privacy and information security regime underwent a significant change in 2018, the legal environment related to personal data continues to evolve and companies like us that process personal data from large numbers of individuals are subject to increasing regulatory scrutiny. The General Data Protection Regulation (“GDPR”) implemented more stringent operational requirements for our use of personal data. These more stringent requirements include expanded disclosures to tell our users about how we may use their personal data, increased controls on profiling users and increased rights for users to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of global turnover for the preceding financial year.

Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, EEA and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework (“Schrems II” decision). To the extent that we or our service providers were to rely on the EU-U.S. Privacy Shield Framework, we may not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the European Union. The Schrems II decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. In November 2020, the European Commission released a draft of revised Standard Contractual Clauses, and, in January 2021, the European Data Protection Board and the European Data Protection Supervisor issued a joint opinion regarding these revised Standard Contractual Clauses. These revised Standard Contractual Clauses and related developments, opinions, and guidance from European regulators may significantly increase our liability under, and compliance costs related to, cross-border data transfers and the GDPR, and may impact our ability to operate and deliver services in the European Economic Area.

Following its exit from the European Union in January 2020, the United Kingdom implemented legislation referred to as the “UK-GDPR” which substantially aligns with requirements and penalties under the EU GDPR. We may face similar costs, risks, and operational impacts in complying with the UK-GDPR as we face in complying with the EU GDPR.

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

In September 2021 and November 2021, the People’s Republic of China made effective its new Data Security Law and Personal Information Protection Law, respectively. While there are many aspects of these laws that are still yet-to-be-defined, they impose complex and far-reaching requirements related to cybersecurity and the processing of personal data, both within China and extraterritorially. Potential penalties under the Personal Information Protection Law are severe, at up to the greater of 5% of global revenue or $7.7 million. The precise scope and impact of these laws is still unclear but they could significantly increase our compliance costs, cause us to suffer monetary penalties, or otherwise adversely impact our business and operations.

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

Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and ecommerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities, quality of services and consumer protection. For example, the European Digital Services Act (DSA) which is expected to take effect later in 2022 through 2023, intends to impose new legal obligations on online marketplaces operating in Europe in terms of both verifying and ensuring the accuracy of the information, safety, and authenticity of products posted by third-party merchants. The DSA also updates the responsibilities and liabilities of digital online services, such as the rules on illegal content, notice-and-takedown, and online targeted advertising, bringing new powers to fine in-scope eligible companies up to 6% of their global annual turnover. Some open questions in the industry still remain as to what impact the pending DSA's proactive monitoring and content moderation obligations will have on online marketplace platforms' existing liability safe harbor protections available currently under the European Union's already-in-existence eCommerce Directive (ECD). In addition, the European Union’s Market Surveillance Regulation, which took effect in July 2021, placed new obligations on online marketplaces that perform certain “fulfilment service provider” activities in Europe and was designed to reduce the availability of non-compliant products in Europe when offered by sellers outside of the region that either had or did not have an appointed authorized product compliance representative in Europe. Denmark has passed a law placing new burdens on marketplaces and giving its regulators the right to request fines and shutdowns where marketplaces are consistently unsuccessful in screening products that are unsafe or unlawful. Furthermore, the growth and development of ecommerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Likewise, the Securities and Exchange Commission (the “SEC”), the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories, including Cuba, Iran, North Korea, Syria and the Crimea region of Ukraine, as well as specifically targeted individuals and entities that are identified on United States’ and other blacklists, and those owned by them or those acting on their behalf. Further, In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on the Company, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, could have an adverse effect on our business.

Anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, to private persons to obtain or retain business or an improper business advantage. Although we have policies and procedures in place designed to promote compliance with these laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures or violate applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation and damage to our reputation and the value of our brand.

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

Our intellectual property is an essential asset of our business, and our success is dependent, in part, upon protecting our intellectual property. To establish and protect our intellectual property rights, we rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality protection procedures and contractual provisions. The efforts we have taken to protect our intellectual property may not be sufficient or effective. We generally do not elect to register our copyrights, relying instead on the laws protecting unregistered intellectual property, which may not be sufficient. We rely on both registered and unregistered trademarks, which may not always be comprehensive in scope. In addition, our copyrights and trademarks, whether or not registered, and patents may be held invalid or unenforceable if challenged and may be of limited territorial reach. Moreover, effective trademark, copyright, patent and trade secret protection may not be available or commercially feasible in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. While we have obtained or applied for patent protection with respect to some of our intellectual property, we generally do not rely on patents as a principal means of protecting intellectual property. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. To the extent we do seek patent protection, any U.S. or other patents issued to us may not be sufficiently broad to protect our proprietary technologies.

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

Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by merchants on our platform, especially outside the United States where laws may offer less protection for intermediaries and platforms than the United States. Under current U.S. copyright law, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by our merchants and users. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of merchants on our platform. We may also be directly liable for the inventory we purchase ourselves that we sell on our platform.

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

Risks Related to Our Taxes and Financial Position

Our business and our merchants and users may be subject to sales and other taxes and these taxes may negatively impact our revenue and growth.

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

State and local taxing authorities in the United States have identified ecommerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. U.S. states began enacting related legislation with effective dates in early 2018 and in June 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an ecommerce platform to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. All U.S. states have since followed suit in enacting similar legislation and proposed legislation is in process in the few remaining states.

Outside of the United States, the application of value added tax or other indirect taxes on ecommerce providers continues to evolve. An increasing number of jurisdictions are legislating or have adopted laws that impose new taxes, including revenue-based taxes that target ecommerce and the remote selling of goods. These laws include new obligations to collect sales, consumption, value added, or similar taxes on ecommerce platform and remote sellers, or other requirements that may result in liability for third-party obligations. As a result of Brexit, the U.K. began imposing value added tax on ecommerce platform effective January 2021, and the European Union abolished its low value goods exemption effective July 2021 and require online marketplace facilitators to collect and remit value added tax. Our business could be adversely affected by additional taxes that focus on marketplace service revenue.

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

We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect our profitability.

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.3 billion that have an unlimited carryover period. As of December 31, 2021, we had state NOLs available to reduce future taxable income, if any, of $4.3 billion that begin to expire in 2026 and continue to expire through 2041 and $1.3 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2021, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, the utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that have occurred or could occur in the future. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows, which could adversely affect our profitability.

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

Risks Related to Our Class A Common Stock

The price of our Class A common stock has been and continues to be volatile. Declines in the price of our Class A common stock has resulted in and could subject us to future litigation.

Prior to our IPO in December 2020, there was no public market for our Class A common stock. If trading in our Class A common stock is not active, investors and other stockholders may not be able to sell their shares quickly, at the market price or at all. In addition, the market price of our Class A common stock has fluctuated and declined and may continue to fluctuate or decline substantially. Further, the trading prices of the securities of technology companies have historically been highly volatile. Accordingly, the price of our Class A common stock has been subject to wide fluctuations and could continue to be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in this “Risk Factors” section and others such as:

•

variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this report, as well as how those results and metrics compare to analyst and investor expectations;

•	speculation about our operating results in the absence of our own financial projections;

•	failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our Class A common stock;
•	announcements of new services or enhancements, strategic alliances or significant agreements or other developments by us or our competitors;
•	announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•	changes in our senior management or other key personnel;
•	disruptions in our platform due to hardware, software or network problems, security breaches or other issues;
•	the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our merchants and users;
•	trading activity by our principal stockholders and other market participants, in whom ownership of our Class A common stock may be concentrated following our IPO;
•	changes in legal or regulatory requirements relating to our business;
•	litigation or other claims against us;
•	the conversion and subsequent sale of Class B common stock held by our founder
•	the number of shares of our Class A common stock that are available for public trading; and
•	any other factors discussed in this report.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The price of our Class A common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. We have been named in lawsuits and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or Board performance and independence. This could result in securities litigation. If we are the subject of additional securities class actions, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business. Additionally, the price of our Class A common stock may be volatile and may decline regardless of our operating performance and you may lose all or part of your investment.

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

Our directors, executive officers, greater than 5% stockholders and their respective affiliates held in the aggregate approximately 70% of the voting power of our outstanding capital stock as of December 31, 2021. In addition, Piotr Szulczewski, our founder and member of the Board was able to exercise voting rights with respect to an aggregate of approximately 63 million shares of our capital stock, which represented approximately 66% of the voting power of our outstanding capital stock as of December 31, 2021. Therefore, these stockholders will continue to have the ability to influence us through their ownership position. For example, our CEO and these stockholders would be able to control elections of directors, amendments of our charter documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders, in particular, our former Chief Executive Officer, which will limit investors’ ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of Class B common stock, including our executive officers, employees, and directors and their affiliates, together held approximately 70% of the voting power of our outstanding common stock as of December 31, 2021. This includes shares subject to proxies held by Mr. Szulczewski, which represented approximately 66% of the voting power of our outstanding capital stock as of December 31, 2021. Because of the 20-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 5% of all outstanding shares of our Class A and Class B common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future.

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

Our quarterly and annual operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in this “Risk Factors” section as well as the following:

•	the amount and timing of our sales and marketing costs;
•	our user acquisition strategies;
•	traffic on our platform;
•	selling prices on our platform and the percentage of revenue we retain from the sale of products;
•	mix of products listed on our platform;
•	fraud, including the sale of counterfeit goods, and refunds, including our response to these areas;
•	continued impact from COVID-19, including the effects of phasing out of governmental measures, decreased online activity, and phasing out of government stimulus programs;
•	the level of merchant advertising on our platform;
•	disruptions in supply or shipment of products listed on our platform, especially from China where most of our merchants are currently located;
•	the actions of app stores and advertising platforms such as Facebook and Google;
•	seasonality;
•	fluctuations in exchange rates;
•	the amount and timing of our other operating expenses;
•	the expiration of expiration of contractual lock-up agreements and market standoff agreements;
•	the impact of competitive developments and our response to those developments;
•	changes in carrier policies and pricing and resulting higher logistics costs;
•	actual or perceived disruptions or defects in our platform, such as data security breaches or outages;
•	changes in laws and regulations that impact our business;
•	changes in tax laws in the jurisdictions in which we operate; and
•	general political, economic, and market conditions, particularly those affecting our industry.

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

Our operating results are seasonal in nature because our transaction volume is affected by traditional retail selling periods that impact sales on our platform. Our historical growth may have reduced or outweighed seasonal effects on our past financial results. However, seasonal effects may become more pronounced over time, which could cause fluctuations in our financial results. For example, sales on our platform have historically peaked in the fall and user activity begins to slow down in December as it may be too late to place orders for holiday delivery. Additionally, we have historically experienced some slowdown in merchant activity in late January or early February due to our China-based merchants celebrating the Chinese New Year holiday.

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

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The rules and regulations of Nasdaq also apply to us. As part of the new requirements, we need to establish and maintain effective disclosure and financial controls and we have made changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming or costly and increase demand on our systems and resources.

Many members of our management and other key personnel have little experience managing a public company and preparing public filings. In addition, as a public company, our management and other key personnel must divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters occupies approximately 69,000 square feet in San Francisco, California under leases that expire in 2025. We also lease offices in California and Washington, as well as locations internationally, including in China and the Netherlands.

In February 2022, our Board of Directors approved a restructuring plan. As part of the restructuring, we are evaluating options to decrease our real estate footprint, which include subleasing and/or terminating parts of our facility leases located in San Francisco and San Jose, California and Toronto, Canada. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Notes to Consolidated Financial Statements, Note 12. Subsequent Events, “February 2022 Restructuring Plan,” for further discussion of our restructuring plan.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Contingencies and Proceedings” in Note 7, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “WISH”. Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2021, we had 37 holders of record of our Class A common stock and 77 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ContextLogic, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Total Return Index (XCMP) and the Nasdaq US Benchmark Retail TR Index (NQUBST). An investment of $100 is assumed to have been made in our common stock and in each index on December 17, 2020, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our business). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the special note regarding forward-looking statements, consolidated financial statements and the related notes included in this report. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Financial Results for the Year Ended December 31, 2021

•	Total revenue was $2.1 billion.
•	Total costs of revenue and operating expenses were $2.5 billion, including stock-based compensation expense of $141 million.
•	Loss from operations was $367 million.
•	Net loss was $361 million.
•	Cash and cash equivalents and marketable securities were $1.2 billion.

As of December 31, 2021, we had an accumulated deficit of $2.5 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

In 2021, we faced the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. In response to rising digital advertising costs, which contributed to lower marketing efficiency, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed below under “Key Financial and Performance Metrics,” our monthly active users (“MAUs”) and last twelve months (“LTM”) active buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. Starting in the third quarter of 2021, in response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (iii) improving the performance of the app.  We believe our continued strategy to enhance users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth.

Impact of the COVID-19 Pandemic

As of the date of filing of this Annual Report, the outbreak of coronavirus disease 2019 (“COVID-19”), including recent and any future variants, has affected businesses worldwide, and continues to impact the major markets in which we operate. Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic and a range of external factors related to the COVID-19 pandemic that are not within our control. The COVID-19 pandemic has resulted in significant governmental measures being implemented at various times and in various geographic areas over the course of the pandemic to control the spread of the virus. Our operations as well as the operations of our third-party merchants have been, and we expect will continue to be, disrupted by varying individual and governmental responses to COVID-19 around the world.

In addition, the COVID-19 pandemic has also disrupted the global supply chain, which may interfere with the delivery of our merchants’ products to our users. Our MAUs, LTM Active Buyers and revenue may be negatively impacted due to a combination of reasons including: (i) macroeconomic factors such as worldwide retail businesses reopening; (ii) the disruption of the global supply chain; (iii) increased consumer spending on travel and other discretionary items; and, (iv) the waning impact of U.S. and other government economic stimulus programs.

February 2022 Restructuring Plan

In February 2022, our Board of Directors approved the February 2022 Restructuring Plan (“Restructuring Plan”) to refocus our operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. We expect the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

The Restructuring Plan includes i) reducing our headcount by approximately 15% (or approximately 190 positions), ii) exiting various facility leases, and iii) reducing and realigning vendor expenditures. In connection with the Restructuring Plan, we estimate that we will incur one-time charges of $3 million for employee severance and other personnel reduction costs and a maximum of $21 million consisting of costs to exit certain facility leases and related noncash impairments of lease assets and property and equipment. We anticipate that related severance payments will occur by the end of the second quarter of 2022. We expect to achieve an approximate range of $32 to $37 million in annualized cost savings as a result of the Restructuring Plan.

Initial Public Offering

In December 2020, we completed our IPO of Class A common stock, in which we sold 46 million shares. The shares were sold at an IPO price of $24.00 per share for net proceeds of $1.1 billion, after deducting underwriting discounts and commissions of approximately $52 million. We incurred offering costs, net of reimbursements, of approximately $6 million.

Our Financial Model

Our business benefits from powerful network effects, fueled by our data advantage and massive scale. As more users join Wish, attracted by our affordable value proposition and personalized shopping experiences, we are able to increase revenue potential for our merchants. The successes of our merchants attract more merchants and broaden the product selection on Wish’s platform, which further improves user experiences. The growth in users and merchants generates more data, which, in turn, refines our algorithm and strengthens our data advantage. By focusing on users and merchants, we align their success with our own.

The economics of the Wish platform rely on cost-effectively adding new users, converting those users into buyers, and improving engagement and monetization of those buyers over time as well as acquiring new merchants and monetizing the end-to-end services that we provide to them.

Key Financial and Performance Metrics

In addition to the measures presented in our consolidated financial statements, we monitor the following key metrics and other financial information to measure our performance, identify trends affecting our business, and make strategic decisions.

	Year Ended
	December 31,
	2021	2020	2019
	(in millions)
MAU	74	107	90
LTM Active Buyers	38	64	62
Adjusted EBITDA	$(199)	$(217)	$(127)
Adjusted EBITDA Margin	(10)%	(9)%	(7)%
Free Cash Flow	$(953)	$(2)	$(71)

Monthly Active Users

We define MAUs as the number of unique users that visited the Wish platform, either on our mobile app, mobile web, or on a desktop, during the month. MAUs for a given reporting period equal the average of the MAUs for that period. An active user is identified by a unique email-address; a single person can have multiple user accounts via multiple email addresses. The change in MAUs in a reported period captures both the inflow of new users as well as the outflow of existing users who did not visit the platform in a given month. We view the number of MAUs as key driver of revenue growth as well as a key indicator of user engagement and brand awareness.

MAUs decreased approximately 31% from the year ended December 31, 2021 compared to the year ended December 31, 2020. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

LTM Active Buyers

As of the last date of each reported period, we determine our number of unique LTM active buyers by counting the total number of individual users who have placed at least one order on the Wish platform, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months. We, however, exclude from the computation those buyers whose order is canceled before the item is shipped and the purchase price is refunded. The number of Active Buyers is an indicator of our ability to attract and monetize a large user base to our platform and of our ability to convert visits into purchases. We believe that increasing our Active Buyers will be a significant driver to our future revenue growth.

LTM Active Buyers decreased approximately 31% from the year ended December 31, 2021 compared to the year ended December 31, 2020. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our net income (loss) before interest and other income (expense), net (which includes foreign exchange gain or loss and gain or loss on one-time transactions recognized), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense, lease termination and impairment related expenses, and remeasurement of redeemable convertible preferred stock warrant liability, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019
	(in millions)
Revenue	$2,085	$2,541	$1,901
Net loss	(361)	(745)	(129)
Net loss as a percentage of revenue	(17)%	(29)%	(7)%
Excluding:
Interest and other expense (income), net	(16)	2	(19)
Provision for income taxes	10	2	1
Depreciation and amortization	9	12	10
Stock-based compensation expense(1)	141	390	2
Employer payroll taxes related to stock-based compensation expense	9	8	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	110	3
Lease termination and impairment related expenses	6	—	—
Recurring other items	3	4	5
Adjusted EBITDA	(199)	(217)	$(127)
Adjusted EBITDA margin	(10)%	(9)%	(7)%
(1)

Prior to our IPO, we granted restricted stock units (“RSUs”) that contain both service-based and liquidity-based vesting conditions to our executives and employees. Vesting of these RSUs is subject to continuous service with the Company and satisfaction of a liquidity condition. The service condition for these RSUs is satisfied over four to five years. The liquidity condition was satisfied upon the completion of our IPO in December 2020. As a result, we recognized in the fourth quarter of 2020 a cumulative stock-based compensation expense of approximately $379 million related to these RSUs for which both the service and liquidity vesting conditions were achieved as of December 31, 2020. Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for more information.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash provided by (used in):
Operating activities	$(951)	$—	$(60)
Investing activities	(3)	165	(40)
Financing activities	7	1,046	132

Free Cash Flow

We also provide Free Cash Flow, a non-GAAP financial measure that represents net cash provided by (used in) operating activities less purchases of property and equipment and development of internal-use software. We believe that Free Cash Flow is an important measure since we use third parties to host our services and therefore, we do not incur significant capital expenditures to support revenue generating activities.

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

The following table reflects the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019
	(in millions)
Cash used in operating activities	$(951)	$—	$(60)
Less:
Purchases of property and equipment and development of internal-use software	2	2	11
Free Cash Flow	$(953)	$(2)	$(71)

See the “Liquidity and Capital Resources” section below for further discussion on our cash position and future liquidity, including quarterly Free Cash Flow for the year ended December 31, 2021.

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

Marketplace revenue

We provide a mix of marketplace services to our customers. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace. Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as user location, demand, product type, and dynamic pricing. We recognize revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost fees for displaying a merchant’s selected products in preferential locations within our marketplace. We recognize revenue when the merchants’ selected products are displayed. We refer to our marketplace revenue, excluding ProductBoost revenue, as our core marketplace revenue.

Logistics revenue

Our logistics offering for merchants, introduced in 2018, is designed for direct end-to-end order shipments from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

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

Sales and marketing

Our sales and marketing expenses are primarily driven by the cost of acquiring and engaging users by targeting social media and search engine digital advertisements, outsourced user support services, sponsorships and local marketing campaigns. Other drivers consist of employee-related costs, including salaries, benefits, and stock-based compensation, for our employees involved in marketing, user support, and business development functions. Sales and marketing spend also includes an allocation of general IT and facilities overhead expenses as well as business development expenses for attracting merchants and conducting ongoing merchant education. We expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our expenses may fluctuate from period to period due to the timing of expenses related to our sales and marketing campaigns.

Product development

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

General and administrative

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

Results of Operations

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenue	$2,085	$2,541	$1,901
Cost of revenue(1)	977	947	443
Gross profit	1,108	1,594	1,458
Operating expenses:
Sales and marketing(1)	1,102	1,708	1,463
Product development(1)	208	222	74
General and administrative(1)	165	295	65
Total operating expenses	1,475	2,225	1,602
Loss from operations	(367)	(631)	(144)
Other income (expense), net
Interest and other income (expense), net	16	(2)	19
Remeasurement of convertible preferred stock warrant liability	—	(110)	(3)
Loss before provision for income taxes	(351)	(743)	(128)
Provision for income taxes	10	2	1
Net loss	$(361)	$(745)	$(129)

(1)Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2021	2020	2019
	(in millions)
Cost of revenue	$20	$35	$—
Sales and marketing	12	23	—
Product development	59	118	—
General and administrative	50	214	2
Total stock-based compensation	$141	$390	$2

The following table presents the components of our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	47%	37%	23%
Gross profit	53%	63%	77%
Operating expenses:
Sales and marketing	53%	67%	77%
Product development	10%	9%	4%
General and administrative	8%	12%	3%
Total operating expenses	71%	88%	84%
Loss from operations	(18)%	(25)%	(8)%
Other income (expense), net:
Interest and other income (expense), net	1%	—	1%
Remeasurement of convertible preferred stock warrant liability	—	(4)%	—
Loss before provision for income taxes	(17)%	(29)%	(7)%
Provision for income taxes	—	—	—
Net loss	(17)%	(29)%	(7)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Core marketplace revenue(1)	$1,177	$1,827	$(650)	(36)%
ProductBoost revenue	165	200	(35)	(18)%
Marketplace revenue	1,342	2,027	(685)	(34)%
Logistics revenue	743	514	229	45%
Revenue	$2,085	$2,541	$(456)	(18)%
(1)

Core marketplace revenue for the year ended December 31, 2021 and 2020 included approximately $22 million and $7 million, respectively, net gains from our cash flow hedging program. We did not have a hedging program prior to 2020.

Revenue decreased $456 million, or 18%, to $2.1 billion for the year ended December 31, 2021 as compared to $2.5 billion for the year ended December 31, 2020. This decrease was attributable to decreased marketplace revenue partially offset by increased logistics revenue.

Marketplace revenue decreased $685 million, or 34% to $1.3 billion for the year ended December 31, 2021, as compared to $2.0 billion for the year ended December 31, 2020. The decrease was primarily due to lower order volumes associated with reduced MAUs and LTM active buyers during 2021 as opposed to growth in order volumes during 2020. The growth in 2020 was driven by a shift of global consumers to increase mobile purchases as a response to various government responses to the COVID-19 pandemic, including lockdowns, stay-at-home orders, and business closings. As these restrictions were lifted in 2021, macroeconomic factors such as worldwide retail business reopenings, waning impact of government stimulus programs, and reduced consumer discretionary spending on mobile purchases negatively impacted our MAUs and LTM Active buyers. In addition, starting from the third quarter of 2021, the Company significantly reduced digital advertising spend in order to focus on other strategic initiatives such as focusing on improving user retention and key core marketplace fundamentals.

Logistics revenue increased $229 million or 45% to $743 million for the year ended December 31, 2021, as compared to $514 million for the year ended December 31, 2020. This increase was primarily due to accelerated merchant adoption of our A+ program and other logistics offerings, in which Wish manages the majority of shipping-related activities for merchants.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Cost of revenue	$977	$947	$30	3%
Percentage of revenue	47%	37%
Gross Margin	53%	63%

Cost of revenue increased $30 million, or 3%, to $977 million for the year ended December 31, 2021, as compared to $947 million for the year ended December 31, 2020, primarily due to an increase in logistics revenue associated with higher volumes of logistics revenues. This increase was partially offset by shipping efficiencies due to an increased percentage of orders being combined across our logistics programs, and decreases in payment service provider fees and chargeback costs due to lower volume orders associated with reduced MAUs and LTM buyers during 2021. The increase was also partially offset by a net decrease in employee-related costs driven by a one-time $35 million cumulative stock-based compensation expense that we recognized in connection with the vesting of RSUs upon our IPO, and for our employees involved in infrastructure, merchant support, and logistics functions during the year ended December 31, 2020.

The gross margin decreased to 53% for the year ended December 31, 2021 from 63% for the year ended December 31, 2020, primarily due to a shift in revenue mix. We plan on revisiting our pricing strategy in the near future and expect our prices to become more competitive. In the near term, we should experience decreased marketplace revenue on current sales volume, but expect to see corresponding increases in order volumes over time. The reduced marketplace revenue per order, if materialized, is expected to reduce gross margin as a larger portion of our revenues and corresponding costs will be originating from our lower margin logistics services during the period of such pricing changes.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Sales and marketing	$1,102	$1,708	$(606)	(35)%
Percentage of revenue	53%	67%

Sales and marketing expense decreased $606 million, or 35%, to $1.1 billion for the year ended December 31, 2021, compared to $1.7 billion for the year ended December 31, 2020, primarily due to our decision to reduce digital advertising expenditures in order to focus our resources on other strategic initiatives, and to a lesser extent, due to a net decrease in employee-related costs driven by a one-time $23 million cumulative stock-based compensation expense that we recognized in connection with the vesting of RSUs upon our IPO during the year ended December 31, 2020.

Product Development

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Product development	$208	$222	$(14)	(6)%
Percentage of revenue	10%	9%

Product development expense decreased $14 million, or 6%, to $208 million for the year ended December 31, 2021, as compared to $222 million for the year ended December 31, 2020, primarily as a result of a decrease in stock-based compensation expense driven by a one-time $118 million cumulative expense that we recognized in connection with the vesting of RSUs upon our IPO, for our employees involved in product development activities during the year ended December 31, 2020. The decrease was partially offset by an increase in headcount during 2021 across our product development teams, and to a lesser extent, caused by an increase in expenses associated with data warehousing, processing and analytics during the year ended December 31, 2021.

General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
General and administrative	$165	$295	$(130)	(44)%
Percentage of revenue	8%	12%

General and administrative expense decreased $130 million, or 44%, to $165 million for the year ended December 31, 2021, as compared to $295 million for the year ended December 31, 2020, primarily related to a decrease in stock-based compensation expense driven by a one-time $214 million cumulative expense that we recognized in connection with the vesting of RSUs upon our IPO during the year ended December 31, 2020. The decrease was partially offset by increases in headcount during 2021, lease termination and impairment related expenses, and indirect taxes, as well as increases in insurance, audit and legal-related expenses associated with being a publicly listed company.

Interest and Other Income (Expense), net

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Interest and other income (expense), net	$16	$(2)	$18	N/A
Percentage of revenue	1%	—

Interest and other income (expense), net increased $18 million, to $16 million income for the year ended December 31, 2021, as compared to $2 million net expense for the year ended December 31, 2020, primarily as a result of increased foreign exchange gains recognized through our foreign exchange hedging program during 2021 partially offset by a decrease in interest income due to lower interest rates.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Remeasurement of redeemable convertible preferred stock warrant liability	$—	$(110)	$110	100%
Percentage of revenue	—	(4)%

We recognized the $110 million expense during the year ended December 31, 2020, related to the change in fair value of the redeemable convertible preferred stock warrant liability. There was no remeasurement charge recognized during the year ended December 31, 2021 because immediately prior to the completion of our IPO in December 2020, the outstanding redeemable convertible preferred stock warrant was net exercised. The fair value of the warrant at the time of exercise was reclassified into the Company’s Class A common stock and additional paid-in capital.

Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(in millions)
Provision for income taxes	$10	$2	$8	400%
Percentage of revenue	—	—

Provision for income taxes increased $8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The change in provision for income taxes was due primarily to an increase of taxes for our international operations.

Liquidity and Capital Resources

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $1.2 billion, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

Our material cash requirements include $252 million in accounts and merchants payable, $16 million remaining on a colocation and cloud services purchase commitment, and $27 million of facility lease obligations, of which $9 million is due within the next 12 months.

Sources of Liquidity

Prior to our IPO, we satisfied our liquidity needs primarily through the sale of redeemable convertible preferred stock and cash flows generated from operations. We raised a total of $1.5 billion from the sale of redeemable convertible preferred stock (including redeemable convertible preferred stock warrant exercises), net of costs and expenses associated with such financings, and net of repurchases. In December 2020, we completed our IPO of Class A common stock and received net proceeds of approximately $1.1 billion after deducting underwriting discounts and commissions of approximately $52 million, but before deducting offering costs, net of reimbursements, of approximately $6 million. As of December 31, 2021, we did not have any outstanding borrowings.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of December 31, 2021, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for additional details related to the Revolving Credit Facility.

Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash provided by (used in):
Operating activities	$(951)	$—	$(60)
Investing activities	(3)	165	(40)
Financing activities	7	1,046	132

Net Cash Used in Operating Activities

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

Net cash used in our operating activities for the year ended December 31, 2021 was $951 million. This was primarily driven by our net loss of $361 million and $768 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses, such as stock-based compensation expense of $141 million. Unfavorable working capital movement was mainly driven by accounts payable, merchants payable and accrued and refund liabilities. Accounts payable decreased by $367 million primarily due to our decision to significantly reduce digital advertising expenditures and the timing of payments and shorter vendor payment terms. Earlier during the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $269 million primarily due to lower volumes driven by reduced digital advertising expenditures that resulted in lower MAUs and LTM Active Buyers.

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

Net cash used by investing activities was $3 million for the year ended December 31, 2021. This was primarily due to $299 million in purchases of marketable securities and $2 million in capital expenditures, offset by sales and maturities in marketable securities of $298 million.

Net cash provided by investing activities was $165 million for the year ended December 31, 2020. This was primarily due to $433 million in maturities of marketable securities, offset by $266 million in purchases of marketable securities and capital expenditures of $2 million.

Net Cash Provided by Financing Activities

Net cash provided by our financing activities was $7 million for the year ended December 31, 2021. This was primarily due to proceeds originating from sales of shares through our employee equity incentive plans, partially offset by payment of taxes related settlement of RSUs.

Net cash provided by financing activities was $1 billion for the year ended December 31, 2020 primarily due to net proceeds from our IPO.

Quarterly Free Cash Flow

	Q1'21	Q2'21	Q3'21	Q4'21
	(in millions)
Cash provided by (used in) operating activities	$(354)	$(204)	$(344)	$(49)
Less:
Purchases of property and equipment and development of internal-use software	—	1	—	1
Free Cash Flow	$(354)	$(205)	$(344)	$(50)

Cash used in our operating activities and capital expenditures decreased to $50 million or 85% in the three months ended December 31, 2021 compared to $344 million in the three months ended September 30, 2021 mainly due to reduced digital advertising expenditures in order to focus our resources on other strategic initiatives such as improving user and merchant experience on our platforms. We expect that anticipated cost savings from our Restructuring Plan will contribute to lower operating cash usage in fiscal year 2022. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Measures—Free Cash Flow” for additional information about our Free Cash Flow metric.

Off Balance Sheet Arrangements

For the years ended December 31, 2021, 2020, and 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that the assumptions and estimates associated with revenue recognition, operating lease obligations, impairment of long-lived assets, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 to our consolidated financial statements.

Revenue Recognition

We generate revenue from marketplace and logistics services provided to our customers. Revenue is recognized as we transfer control of promised goods or services to our customers, in an amount that reflects consideration we expect to be entitled to in exchange for those goods or services. We consider both the merchant and the user to be customers. We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk and have latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

Marketplace Revenue

We provide a mix of marketplace services to our customers. We provide users access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace.

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

Wish Cash Liability

We issue Wish Cash to end-users who opt to receive it for their refundable transactions. We also offer Wish Cash as part of our various referral and incentive programs. We accrue a liability for issued Wish Cash which is reduced when Wish Cash is redeemed by our users. Based on historical experience, we analyze the Wish Cash liability considering usage patterns to determine the probability of redemption. While we will continue to honor all Wish Cash presented for payment, management may determine the likelihood of redemption to be remote for Wish Cash balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash balances not expected to be redeemed are recognized in Core Marketplace revenue.

Operating Lease Obligations

We lease facilities and data center colocations in multiple locations under non-cancelable lease agreements through 2025. We determine if an arrangement is a lease at inception. For leases where we are the lessee, right of use (“ROU”) assets represent our right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. Certain lease agreements contain tenant improvement allowances, rent holidays and rent escalation provisions, all of which are considered in determining the ROU assets and lease liabilities. We begin recognizing rent expense when the lessor makes the underlying asset available for use by us. Lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. The interest rate we use to determine the present value of future lease payments is our incremental borrowing rate, which is the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. We estimate our incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to our own. The ROU asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that we will exercise the option. Certain leases contain variable costs, such as common area maintenance, real estate taxes, or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations.

Impairment of Long-Lived Assets

We review long-lived assets, including intangible and ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including RSUs, performance-based units (“PSUs”), and purchase rights issued to employees under our employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value of ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of PSUs. The fair value of RSUs is based on the fair value of our Class A common stock on the date of the grant. The fair value of service-based RSUs is recognized as an expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense under the accelerated attribution method over the requisite service period. The fair value of the ESPP purchase rights is recognized as an expense on a straight-line basis over the offering period.

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

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for accounting pronouncements recently adopted and recent accounting pronouncements not yet adopted as of December 31, 2021.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of December 31, 2021 and were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A 100 basis point increase or decrease in our current interest rates would have increased or decreased our interest income by $12 million for the year ended December 31, 2021.

Foreign Currency Risk

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to provide processes and procedures for managing this risk. We use natural hedging techniques first to net off existing foreign currency exposures. For the remaining exposure, we may enter into short term foreign currency derivative contracts, including forward contracts to hedge exposures associated with monetary assets and liabilities, mainly merchants payable, and cash flows denominated in non-functional currencies.

The credit risk of our foreign exchange derivative contracts is minimized since contracts are not concentrated with any one financial institution and all contracts are only placed with large financial institutions. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of foreign exchange derivative contracts is reported in the consolidated balance sheets. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. Refer to Note 5 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for more information related to our derivative financial instruments.

Based on our overall currency rate exposures as of December 31, 2021, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

As of the date of filing of this Annual Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our platforms. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

CONTEXTLOGIC INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContextLogic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ContextLogic Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Core Marketplace Revenue

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates its core marketplace revenue by providing a mix of marketplace services to merchants. Core marketplace revenue primarily consists of commission fees collected in connection with user purchases. These fees vary depending on user location, demand, product type and dynamic pricing. For the year ended December 31, 2021, the Company’s core marketplace revenue was $1.2 billion.

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

Additionally, we recalculated the core marketplace revenue and merchants payable balances using source data, compared our independent calculations to the Company’s recorded amounts, evaluated any material differences, and performed data and other analytical procedures to assess trends in the core marketplace revenue over time and evaluated any significant deviations from expectations.

Material Weaknesses in Internal Control Over Financial Reporting
Description of the Matter

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses across multiple components of the Internal Control – Integrated Framework (2013) issued by COSO.

These material weaknesses impact the Company’s controls over IT systems and business processes and affect substantially all financial statement account balances and disclosures; and result in a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit evidence obtained.

How We Addressed the Matter in Our Audit

As a result of the material weaknesses, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than relying on system reports or other information generated by the Company’s IT systems.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ContextLogic Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ContextLogic Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, ContextLogic Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company did not design and maintain effective controls over information technology general controls (ITGCs) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (IT) program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch and interface jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective.

The Company did not fully implement components of the COSO framework, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient competent personnel to support the Company’s internal control objectives; (iii) performing timely monitoring to ascertain whether the components of internal control are present and functioning effectively; (iv) communicating deficiencies in a timely manner to those parties responsible for taking corrective action; and (v) retaining sufficient documentation of control activities and evidence supporting the operating effectiveness of the controls. As such, management concluded that it did not have an adequate process in place to complete its assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 14, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California

March 14, 2022

CONTEXTLOGIC INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$1,009	$1,965
Marketable securities	150	164
Funds receivable	17	83
Prepaid expenses and other current assets	48	102
Total current assets	1,224	2,314
Property and equipment, net	17	25
Right-of-use assets	18	43
Marketable securities	17	4
Other assets	7	11
Total assets	$1,283	$2,397
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67	$434
Merchants payable	185	454
Refunds liability	23	77
Accrued liabilities	174	367
Total current liabilities	449	1,332
Lease liabilities, non-current	16	38
Total liabilities	465	1,370
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of December 31, 2021 and 2020; No shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value:3,500 (3,000 Class A, 500 Class B) shares authorized as of December 31, 2021 and 2020; 658 (593 Class A, 65 Class B) shares and 587 (478 Class A, 109 Class B) shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	3,360	3,210
Accumulated other comprehensive income	3	1
Accumulated deficit	(2,545)	(2,184)
Total stockholders’ equity	818	1,027
Total liabilities and stockholders’ equity	$1,283	$2,397

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended
	December 31,
	2021	2020	2019

Revenue	$2,085	$2,541	$1,901
Cost of revenue	977	947	443
Gross profit	1,108	1,594	1,458
Operating expenses:
Sales and marketing	1,102	1,708	1,463
Product development	208	222	74
General and administrative	165	295	65
Total operating expenses	1,475	2,225	1,602
Loss from operations	(367)	(631)	(144)
Other income (expense), net:
Interest and other income (expense), net	16	(2)	19
Remeasurement of redeemable convertible preferred stock warrant liability	—	(110)	(3)
Loss before provision for income taxes	(351)	(743)	(128)
Provision for income taxes	10	2	1
Net loss	(361)	(745)	(129)
Deemed dividend to redeemable convertible preferred stockholders	—	—	(7)
Net loss attributable to common stockholders	$(361)	$(745)	$(136)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(5.87)	$(1.31)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	629	127	104

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended
	December 31,
	2021	2020	2019

Net loss	$(361)	$(745)	$(129)
Other comprehensive income:
Net unrealized holding gains on derivatives	—	2	—
Foreign currency translation adjustment	2	(1)	—
Other comprehensive income	2	1	—
Comprehensive loss	$(359)	$(744)	$(129)

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock			Accumulated Other		Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders'Equity (Deficit)
	(in millions)
Balances as of December 31, 2018	413	$1,376	104	$—	$—	$—	$(1,287)	$(1,287)
Issuance of Series H redeemable convertible preferred stock for cash, at $16.9573 per share, net of issuance costs	10	160	—	—	—	—	—	—
Issuance of common stock upon exercise of options for cash	—	—	1	—	—	—	—	—
Repurchase of Series A redeemable convertible preferred stock	(1)	—	—	—	(3)	—	(4)	(7)
Issuance of common stock for services	—	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(2)	—	(2)	—	(19)	(21)
Stock-based compensation	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(129)	(129)
Balances as of December 31, 2019	422	$1,536	103	$—	$—	$—	$(1,439)	$(1,439)
Conversion of redeemable convertible preferred stock into common stock upon IPO	(422)	(1,536)	422	—	1,536	—	—	1,536
Issuance of common stock upon IPO, net of issuance costs	—	—	46	—	1,046	—	—	1,046
Issuance of common stock upon exercise of redeemable convertible preferred stock warrant	—	—	10	—	237	—	—	237
Issuance of additional common stock in connection with the conversion of Series H redeemable convertible preferred stock	—	—	1	—	—	—	—	—
Issuance of common stock upon exercise of options for cash	—	—	5	—	2	—	—	2
Repurchase of common stock	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	390	—	—	390
Other comprehensive income, net	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(745)	(745)
Balances as of December 31, 2020	—	$—	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	—	—	29	—	6	—	—	6
Issuance of common stock upon settlement of restricted stock units	—	—	40	—	(5)	—	—	(5)
Net exercise of common stock warrant	—	—	1	—	—	—	—	—
Issuance of common stock through ESPP	—	—	1	—	7	—	—	7
Stock-based compensation	—	—	—	—	142	—	—	142
Other comprehensive income, net	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(361)	(361)
Balances as of December 31, 2021	—	$—	658	$—	$3,360	$3	$(2,545)	$818

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(361)	$(745)	$(129)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory write downs	13	—	—
Depreciation and amortization	9	12	10
Noncash lease expense	11	10	9
Stock-based compensation expense	141	390	2
Remeasurement of redeemable convertible preferred stock warrant liability	—	110	3
Other	4	(2)	(3)
Changes in operating assets and liabilities:
Funds receivable	66	12	(2)
Prepaid expenses, other current and noncurrent assets	54	(2)	(65)
Accounts payable	(367)	263	40
Merchants payable	(269)	(166)	(33)
Accrued and refund liabilities	(213)	115	94
Lease liabilities	(11)	(10)	(10)
Other current and noncurrent liabilities	(28)	13	24
Net cash used in operating activities	(951)	—	(60)
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	(2)	(2)	(11)
Purchases of marketable securities	(299)	(266)	(485)
Sales of marketable securities	50	—	53
Maturities of marketable securities	248	433	403
Net cash provided by (used in) investing activities	(3)	165	(40)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	13	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	1,052	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	160
Payments to repurchase common and redeemable convertible preferred stock	—	(1)	(28)
Payments of taxes related to RSU settlement	(5)	—	—
Payment of deferred offering costs and other financing activities	(1)	(5)	—
Net cash provided by financing activities	7	1,046	132
Net increase (decrease) in cash, cash equivalents and restricted cash	(947)	1,211	32
Cash, cash equivalents and restricted cash at beginning of period	1,965	754	722
Cash, cash equivalents and restricted cash at end of period	$1,018	$1,965	$754
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,009	$1,965	$744
Restricted cash included within prepaid expenses and other current assets in the consolidated balance sheets	9	—	10
Total cash, cash equivalents and restricted cash	$1,018	$1,965	$754
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$10	$1	$—
Supplemental noncash investing activities:
Stock-based compensation capitalized in development of internal-use software	$1	$—	$—
Supplemental noncash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$1,536	$—
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$237	$—
Offering costs included in accounts payable	$—	$1	$—
Issuance of common stock for services	$—	$—	$3

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily apparent from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of common stock prior to IPO, fair value of derivative instruments, fair value of redeemable convertible preferred stock and related redeemable convertible preferred stock warrant and equity awards and other equity issuances prior to IPO, incremental borrowing rate applied to lease accounting, contingent liabilities, allowances for refunds and chargebacks and uncertain tax positions. As of December 31, 2021, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

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

Revenue Recognition

The Company generates revenue from marketplace and logistics services provided to its customers. Revenue is recognized as the Company transfers control of promised goods or services to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers both the merchant and the user to be customers. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk and has latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

The following table shows the disaggregated revenue for the applicable periods:

	Year Ended
	December 31,
	2021	2020	2019
	(in millions)
Core marketplace revenue	$1,177	$1,827	$1,473
ProductBoost revenue	165	200	291
Marketplace revenue	1,342	2,027	1,764
Logistics revenue	743	514	137
Revenue	$2,085	$2,541	$1,901

Refer to Note 11 – Geographic Information for the disaggregated revenue by geographical location.

Marketplace Revenue

The Company provides a mix of marketplace services to its customers. The Company provides merchants access to its marketplace where merchants display and sell their products to users. The Company also provides ProductBoost services to help merchants promote their products within the Company’s marketplace.

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

The Company recognizes revenue over time as the merchant simultaneously receives and consumes the logistics services benefit as the logistics services are performed. The Company uses an output method of progress based on days in transit as it best depicts the Company’s progress toward complete satisfaction of the performance obligation.

Deferred Revenue

Deferred revenue consists of amounts received primarily related to unsatisfied performance obligations of logistics services and marketplace services for shipments in-transit at the end of the period where the Company is the principal. The deferred revenue balances as of December 31, 2021 and 2020 are disclosed in Note 4. Due to the short-term duration of contracts, all of the performance obligations will be satisfied in the following reporting period.

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

Wish Cash Liability

The Company issues Wish Cash to end-users who opt to receive it for their refundable transactions. The Company also offers Wish Cash as part of its various referral and incentive programs. The Company accrues a liability for issued Wish Cash which is reduced when Wish Cash is redeemed by its users. Based on historical experience, the Company analyzes the Wish Cash liability considering usage patterns to determine the probability of redemption. While the Company will continue to honor all Wish Cash presented for payment, management may determine the likelihood of redemption to be remote for Wish Cash balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash balances not expected to be redeemed are recognized in Core Marketplace revenue. Unredeemable Wish Cash was not material for the years ended December 31, 2021, 2020 and 2019.

Cost of Revenue

Cost of revenue includes colocation and data center charges, interchange and other fees for payment processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to users that the Company is not able to collect from merchants, depreciation and amortization of property and equipment, shipping charges, tracking costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense, for the Company’s infrastructure, merchant support and logistics personnel. Cost of revenue also includes an allocation of general IT and facilities overhead expenses.

Advertising Expense

Advertising expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed as incurred. Advertising expenses were $1.0 billion, $1.6 billion and $1.4 billion for the years ended 2021, 2020 and 2019, respectively.

Software Development Costs

The Company capitalizes costs to develop its mobile application and website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis.

Due to the iterative process by which the Company performs upgrades and the relatively short duration of its development projects, development costs meeting capitalization criteria generally are not material.  If internal-use software development costs are material, they are capitalized and included in property and equipment, net within the consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consisted of cash deposited with banks and money market funds for which their cost approximates their fair value. The Company held 83% and 92% of its cash and cash equivalents in the United States as of December 31, 2021 and 2020, respectively.

Restricted cash as of December 31, 2021 represents amounts held in collateral and cash accounts in a foundation entity dedicated to safeguarding funds of payment service users consisting of European Economic Area merchants, ensuring the funds remain separate from the Company’s own funds. These funds are included within prepaid expenses and other current assets in the consolidated balance sheets.

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

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, funds receivable and marketable securities. The Company’s cash and cash equivalents are held on deposit with creditworthy institutions. Although the Company’s deposits exceed federally insured limits, the Company has not experienced any losses in such accounts. The Company invests its excess cash in money market accounts, U.S. Treasury notes, U.S. Treasury bills, commercial paper, corporate bonds, and non-U.S. government securities. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities for the amounts reflected on the consolidated balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 15% and 7% of the Company’s total cash and cash equivalents as of December 31, 2021 and 2020, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	December 31,
	2021	2020
PSP 1	62%	56%
PSP 2	32%	27%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the years ended December 31, 2021, 2020 and 2019.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), and purchase rights issued to employees under its employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date.  The Company uses the Black-Scholes option pricing model to estimate the fair value of ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for its Class A common stock as reported on the Nasdaq Global Select Market on the date of grant. The fair value of service-based RSUs is recognized as an expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, the Company recognizes stock-based compensation expense under the accelerated attribution method over the requisite service period. The fair value of the ESPP purchase rights is recognized as an expense on a straight-line basis over the offering period.

The vesting requirements of RSUs that the Company granted to employees prior to its IPO in December 2020 consisted both of a service condition and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon the Company’s IPO. The Company recognizes stock-based compensation expense for these awards under the accelerated method. Refer to Note 8 for more details on stock-based compensation recognized for the year ended December 31, 2021 and 2020 related to these RSUs. The Company accounts for forfeitures as they occur.

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

Amounts payable to merchants are denominated primarily in Renminbi (“RMB”) and other local currencies. 76% and 85% of the merchants payable amount was denominated in RMB as of December 31, 2021 and 2020, respectively.

Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in interest and other income (expense), net on the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, the Company recognized net losses resulting from foreign exchange transactions of approximately $15 million, $26 million and $9 million, respectively, and recognized $2 million cumulative translation gain and $1 million cumulative translation loss in 2021 and 2020, respectively. Cumulative translation gains and losses for the year ended December 31, 2019 were insignificant.

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

Cash Flow Hedges

The Company’s largest cash flow exposure is in RMB for payments made to merchants in China that use the Wish platform. The Company hedges these cash flow exposures to reduce the risk that its earnings and cash flows will be adversely affected by changes in exchange rates. The Company recognizes changes in fair value of these cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive income in its consolidated balance sheets, until the Company settles its forecasted foreign currency denominated merchants payable. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income to core marketplace revenue. For the years ended December 31, 2021 and 2020, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur.

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

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consisting of cash equivalents, marketable securities and derivative instruments are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$13	$13	$—	$—
Marketable securities:
U.S. Treasury bills	$53	$—	$53	$—
Commercial paper	39	—	39	—
Corporate bonds	57	—	57	—
Certificates of deposit	5	—	5	—
Non-U.S. government	13	—	13	—
Total marketable securities	$167	$—	$167	$—
Prepaid and other current assets:
Derivative assets	$4	$—	$4	$—
Total financial assets	$184	$13	$171	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$35	$35	$—	$—
U.S. Treasury bills	30	—	30	—
Commercial paper	9	—	9	—
Total cash equivalents	$74	$35	$39	$—
Marketable securities:
U.S. Treasury bills	$38	$—	$38	$—
Commercial paper	49	—	49	—
Corporate bonds	81	—	81	—
Total marketable securities	$168	$—	$168	$—
Prepaid and other current assets:
Derivative assets	$3	$—	$3	$—
Total financial assets	$245	$35	$210	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$4	$—	$4	$—
Total financial liabilities	$4	$—	$4	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	December 31,
	2021		2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$150	$150	$164	$164
Due after one year through five years	17	17	4	4
Total marketable securities	$167	$167	$168	$168

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of December 31, 2021 and 2020 were immaterial.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 financial liabilities, consisting solely of redeemable convertible preferred stock warrant liability, which was measured at fair value on a recurring basis until its IPO:

	December 31,
	2021	2020
	(in millions)
Balance at beginning of period	$—	$127
Remeasurement of redeemable convertible preferred stock warrant liability	—	110
Reclassification of redeemable convertible preferred stock warrant upon the IPO	—	(237)
Balance at end of period	$—	$—

In August 2016, the Company issued a warrant to purchase 10 million shares of the Company’s Series B redeemable convertible preferred stock (“Series B warrant”) at an exercise price of $0.00001 per share. The Company accounted for the Series B warrant as a liability in the consolidated balance sheets until the Company’s IPO at which time the warrant was exercised and converted to equity. The primary significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability was the fair value of the underlying Series B redeemable convertible preferred stock at the valuation date, which was $24.00 per share as of December 15, 2020 (immediately prior to the Company’s IPO).

4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
	(in millions)
Vendor services(1)	$43	$121
Deferred revenue(2)	9	37
Wish Cash liability(3)	20	48
Sales and indirect taxes payable	26	31
Other	76	130
Total accrued liabilities	$174	$367

(1)

Vendor services decreased by $78 million or 64% primarily due to the Company’s decision to significantly reduce digital advertising expenditures as well as lower logistics related costs arising from lower shipping volumes during the fourth quarter of 2021 compared to the fourth quarter of 2020.

(2)	Deferred revenue decreased by $28 million or 76% primarily due to lower logistics volumes during the fourth quarter of 2021 compared to the fourth quarter of 2020.
(3)

While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in Core marketplace revenue. The Company recognized approximately $29 and $5 million of Wish Cash liability breakage in Core marketplace revenue during the years ended December 31, 2021 and 2020, respectively.

5. Derivative Financial Instruments

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	December 31, 2021	December 31, 2020
	(in millions)
Cash flow hedges	$320	$600
Non-designated hedges	54	422
Total	$374	$1,022

Fair Value of Derivative Financial Instruments

	December 31, 2021		December 31, 2020
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$2	$—	$3	$2
Derivative not designated as hedging instruments
Foreign currency forward contracts	$2	$1	$—	$2
Total derivatives	$4	$1	$3	$4

(1) Derivative assets are included in prepaid and other current assets in the consolidated balance sheet.

(2) Derivative liabilities are included in accrued liabilities in the consolidated balance sheet.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	December 31,	December 31,
	2021	2020
	(in millions)
Balance at the beginning of the period	$2	$—
Other comprehensive income before reclassifications	22	9
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	(22)	(7)
Balance at the end of the period	$2	$2

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately $21 and $7 million for the years ended December 31, 2021 and 2020, respectively, and were recognized in other income (expense), net in the consolidated statements of operations.

6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2025.

The components of the Company’s lease costs were as follows:

	Year Ended December 31,
	2021	2020	2019
		(in millions)
Operating lease costs	$13	$13	$12
Short-term lease costs	—	1	1
Variable costs	2	1	1
Total	$15	$15	$14

As of December 31, 2021 and 2020, the Company’s consolidated balance sheet included ROU assets in the amount of $18 million and $43 million, respectively, and lease liabilities in the amount of $9 million and $14 million in accrued liabilities, respectively, and $16 million and $38 million in lease liabilities, non-current, respectively.

During the third quarter of 2021, the Company adopted a hoteling model when it reopened its headquarters in San Francisco, California and as a result, it terminated certain office space. The Company also terminated office space in Los Angeles, California. As a result of these terminations, the Company derecognized the related ROU assets and lease liabilities. The Company recognized impairment and termination related charges of approximately $6 million which were included in general and administrative expenses in its consolidated statements of operations for the year ended December 31, 2021.

As of December 31, 2021 and 2020, the weighted-average remaining lease term was 3 years and 4 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$14
Right-of-use assets obtained in exchange for new lease liabilities	$—	$12

The maturities of the Company’s operating lease liabilities are as follows:

December 31,
2021
Year ending December 31,	(in millions)
2022	9
2023	8
2024	7
2025	3
Total lease payments	27
Less: imputed interest	(2)
Present value of lease liabilities	$25

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of December 31, 2021, the Company had not made any borrowings under the Revolving Credit Facility and it is currently in compliance with the related covenants. Fees incurred under the Revolving Credit Facility were insignificant for the years ended December 31, 2021 and 2020.

Purchase Obligations

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of December 31, 2021, the remaining commitment under this amended agreement was approximately $16 million and is payable within the next year.

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

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Securities Exchange Act of 1934, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages.

In November 2021, a shareholder derivative action purportedly brought on behalf of the Company, Aviv v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors breached their fiduciary duties and caused the Company to make misstatements relating to a leased property that allegedly was used for commercial purposes in violation of zoning ordinances. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934, and is seeking monetary damages and restitution. Given that this, and the above described matters, are in the early stages of the litigation process, it is unable to estimate the range of potential loss, if any, but the litigation could subject the Company to substantial costs, divert resources and the attention of management from our business, and harm the Company’s business and financial results.

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud issued an injunction delisting the Wish “App” from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. The injunction could expose Wish to civil and criminal penalties. We have taken immediate measures to challenge the injunction, and to suspend and lift it. In December 2021, the French Administrative Court upheld the injunction, but in so doing noted that the injunction is not, and should not be permanent. That decision is the subject of appeals currently pending in French Court. Meanwhile, we are also working on a timeline for the satisfaction and lifting of the injunction. We are in the process of the legal challenge, at an early stage, but the proceedings could subject the Company to substantial costs, divert resources, and harm the Company’s business and financial results.

In December 2021, the Company became aware that authorities in France charged ContextLogic with legal violations relating to the Company’s former practice and use of strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and is preparing to defend itself at a hearing scheduled for June 2022. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to our reputation, loss of rights, or adverse changes to our offerings or business practices in France. Any of these results could adversely affect our business. In addition, defending claims may be costly and may impose a significant burden on our management.

As of December 31, 2021, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

8. COMMON STOCK and STOCK-based compensation

The Company has two classes of authorized common stock, Class A common stock and Class B common stock. As of December 31, 2021, the Company had 3 billion and 500 million shares of Class A and Class B authorized, respectively, each with a par value of $0.0001. As of December 31, 2021, the Company had 593 million shares of Class A common stock issued and outstanding and 65 million shares of Class B common stock issued and outstanding.

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

2010 Equity Incentive Plan

In 2010, the Board of Directors approved the adoption of the 2010 Plan. As of December 31, 2020, there were 135 million equity awards outstanding under the 2010 Plan, including approximately 30 million shares of vested RSUs. These vested RSUs were released in 2021 upon the expiration of the 180-day lock-up period related to the Company’s IPO. The 2010 Plan provided for the grant of incentive and nonstatutory stock options and RSUs to employees, directors and consultants of the Company. As of December 31, 2021, all options granted under the Plan were fully vested. Employees generally forfeit their rights to exercise vested options after three months following their termination of employment or 6 or 12 months in the event of termination of services by reason of disability or death, respectively.

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

2020 Equity Incentive Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Plan. The 2020 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs. The number of shares reserved for issuance under the 2020 Plan will be increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (b) the number of shares determined by the Board of Directors. As of December 31, 2021, 10 million shares under the 2020 Plan remained available for grant.

2020 Employee Stock Purchase Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 ESPP, which became effective on the IPO Date. The 2020 ESPP reserve for issuance will increase automatically on the first day of each fiscal year, commencing in 2022 and ending in 2040, by a number equal to the lesser of: (a) approximately 8 million shares of common stock; (b) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (c) the number of shares of common stock determined by the Company’s Board of Directors. As of December 31, 2021, 6 million shares under the 2020 ESPP remained available for issuance.

The 2020 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The 2020 ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. During the year ended December 31, 2021, approximately 1 million shares of common stock were purchased under the ESPP for an aggregate amount of $7 million.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the year ended December 31, 2021, there was an ESPP reset at the end of both May and November purchase periods, resulting in an additional expense of approximately $10 million, which is being recognized on a straight-line basis through November 20, 2023.

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2020	75	$0.234	3.2	30
Granted	—	$—		37
Vested	—	$—		(11)
Exercised	(29)	$0.209		—
Forfeited or cancelled	(1)	$0.032		(8)
Balances at December 31, 2021(1)	45	$0.254	2.5	48

(1)	Outstanding RSUs as of December 31, 2021 include 11 million PSUs.

There were no options granted during the years ended December 31, 2021, 2020 and 2019. All options outstanding as of December 31, 2021 were fully vested. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $161 million, $76 million and $8 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant date fair value of RSUs (excluding PSUs) granted during the years ended December 31, 2021, 2020 and 2019 was $9.71, $16.99 and $11.55 per share, respectively. The total intrinsic value of RSUs which vested during the years ended December 31, 2021 and 2020 was $83 million and $714 million, respectively. No RSUs vested during the year ended December 31, 2019.The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2021 was $129 million and $117 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2020 was $1.3 billion and $550 million, respectively.

Performance Stock Units

On December 2020, the Company’s Board of Directors granted the Chief Executive Officer (“CEO”) an equity incentive award in the form of performance-based units (“PSUs”), under the Company’s 2010 Plan consisting of 10 million shares of the Company’s Class B common stock, with a weighted average grant date fair value per unit of $7.76. The award vests only if the CEO satisfies a service-based vesting condition and a market condition. The award has a term ending on the seventh anniversary of the Company’s IPO date. The award is eligible to vest based on the achievement of certain price targets of the Company’s stock price over a performance period beginning six months after the IPO date. The CEO must also remain employed as the Company’s CEO through the second anniversary of the IPO date and continue to serve through each subsequent stock price target achievement dates in order to vest in the award. The Company used a Monte Carlo simulation model to calculate the fair value of the PSUs on the grant date. The Monte Carlo simulation included the following assumptions, determined based on a term equal to the period of time from the grant date to the end of the performance period, approximately seven years: 42.28% stock price volatility, 0.67% risk-free rate and a 0% dividend yield. For the years ended December 31, 2021 and 2020, the Company recognized approximately $20 million and $1 million stock-based compensation expense related to these PSUs, respectively. As of December 31, 2021, 10 million PSUs remained outstanding and the Company will recognize the remaining $57 million of unrecognized stock-based compensation expense related to these PSUs over a weighted-average period of 3.1 years. At the start of February 2022, Piotr Szulczewski stepped down from his position as CEO of the Company. Due to his resignation prior to the second anniversary of the Company’s IPO, Mr. Szulcewski is no longer eligible to vest in his PSU award, and as such, the PSUs were forfeited (see Note 12. Subsequent Events).

On May 2021, the Company’s Board of Directors granted its Executive Chair an equity incentive award in the form of PSUs consisting of approximately 1 million shares of the Company’s common stock, with a grant date fair value per unit of $9.94. The award vests only if the Executive Chair satisfies a service-based vesting condition and if the Company’s stock satisfies a market condition. The award will be eligible to vest if the Company’s average closing stock price over the 30-calendar day period immediately preceding May 15, 2023 (the “Performance Measurement Date”) equals or exceeds a threshold of 149% of the Company’s closing stock price of $12.07 on April 20, 2021, with a maximum level of vesting of 200% based on a maximum stock price achievement level of 298%. The Executive Chair must also remain employed as the Company’s Executive Chair or another senior executive-level position through the Performance Measurement Date. The Company used a Monte Carlo simulation model to calculate the fair value of the PSUs on the grant date. The Monte Carlo simulation included the following assumptions, determined based on a term equal to the period of time from the grant date to the end of the performance period of two years: 75.00% stock price volatility, 0.16% risk-free rate and a 0% dividend yield. For the year ended December 31, 2021, the Company recognized approximately $3 million of expense, respectively, related to these PSUs. As of December 31, 2021, 1 million of these PSUs remained outstanding and the Company will recognize the remaining $5 million of unrecognized stock-based compensation expense related to these PSUs over a period of 1.4 years. In February 2022, Jacqueline Reses resigned from her position as Executive Chair and entered into a consulting agreement with the Company. As part of the consulting agreement, Ms. Reses’ PSU award was modified to eliminate the market condition, with only continued service until the expiration of the consulting agreement being the sole vesting condition (see Note 12. Subsequent Events).

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended
	December 31,
	2021	2020	2019
	(in millions)
Cost of revenue	$20	$35	$—
Sales and marketing	12	23	—
Product development	59	118	—
General and administrative	50	214	2
Total stock-based compensation	$141	$390	$2

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

The Company will recognize the remaining $287 million and $62 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 2.9 years and 3.0 years related to RSUs and PSUs, respectively.

The Company recognized $10 million in stock-based compensation expense for the sale of shares of common stock by an executive to a certain investor, for the year ended December 31, 2020. The amount reflects the excess of the sales price per share of common stock over the deemed fair value of the common stock. The expense was recognized within general and administrative expenses in the consolidated statements of operations. The Company did not sell any shares or receive any proceeds from this transaction.

9. INCOME TAXES

The components of loss (income) before provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Domestic	$422	$757	$130
Foreign	(71)	(14)	(2)
Loss before provision for income taxes	$351	$743	$128

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2021 and 2020, the Company recognized $10 million and $2 million tax provision, respectively, related primarily to foreign income taxes. For the year ended December 31, 2021 there was $10 million of current foreign tax expense and no deferred tax benefit while for the year ended December 31, 2020 there was $5 million of current foreign tax expense and $3 million of deferred tax benefit.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Federal benefit at statutory rate	$(73)	$(157)	$(27)
Stock-based compensation	(68)	36	(1)
Foreign rate differential	(5)	(2)	—
Non-deductible warrant valuation	—	23	1
Other	—	—	1
Change in valuation allowance	156	102	27
Total provision for income taxes	$10	$2	$1

The tax provision differs from the benefit that would result from applying statutory rates to losses before income taxes primarily due to the valuation allowance provided on net deferred tax assets. Deferred income taxes reflect the net tax effects of (a) temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes and (b) net operating losses and tax credit carryforwards.

Deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$466	$289
Lease liabilities	5	11
Reserves and accruals not currently deductible	62	50
Stock-based compensation	19	47
Total gross deferred tax assets	552	397
Less: valuation allowance	(546)	(384)
Total deferred tax assets, net of valuation allowance	6	13
Deferred tax liabilities:
Property and equipment, including right-of-use assets	(3)	(8)
Other	—	(2)
Total gross deferred tax liabilities	(3)	(10)
Net deferred tax assets	$3	$3

The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2021
Deferred tax assets valuation allowance	$384	$162	$—	$546
Year ended December 31, 2020
Deferred tax assets valuation allowance	$282	$102	$—	$384

Due to a history of losses, the Company believes it is not more likely than not that its net deferred tax assets will be realized as of December 31, 2021 or 2020. Accordingly, the Company has established a full valuation allowance on its domestic net deferred tax assets. The Company’s valuation allowance increased $162 million and $102 million during the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company had federal net operating loss carryforwards available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.3 billion that have an unlimited carryover period. As of December 31, 2021, the Company had state net operating loss carryforwards available to reduce future taxable income, if any, of $4.3 billion that begin to expire in 2026 and continue to expire through 2041 and $1.3 billion that have an unlimited carryover period.

Utilization of net operating loss carryforwards may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Balance at January 1	$—	$—	$—
Additions for tax positions of prior years	1	—	—
Balance at December 31	$1	$—	$—

If these benefits were subsequently recognized, $1 million would favorably impact the Company’s effective tax rate. The Company had immaterial unrecognized tax benefits as of December 31, 2020 and 2019, fully offset by a valuation allowance. No interest or penalties were incurred during the years ended December 31, 2021, 2020 or 2019. The Company does not anticipate that the amount of unrecognized tax benefits will significantly change within the next twelve months.

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

10. Net loss per share attributable to common stockholders

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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Numerator:
Net loss	$(361)	$(745)	$(129)
Less: deemed dividend to convertible preferred stockholders	—	—	(7)
Net loss attributable to common stockholders	$(361)	$(745)	$(136)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	629	127	104
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(5.87)	$(1.31)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020	2019
	(in millions)
Redeemable convertible preferred stock, all series	—	—	422
Series B warrant	—	—	10
Warrant to purchase common stock	—	1	1
Common stock options outstanding	45	75	80
Unvested restricted stock units outstanding(1)	48	30	44
Employee stock purchase plan	4	—	—
Total	97	106	557

(1)	Unvested RSUs outstanding as of December 31, 2021 and 2020 included 11 and 10 million of outstanding PSUs, respectively. No PSUs outstanding as of December 31, 2019.

11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Year Ended December 31,
	2021		2020		2019
	(in millions)
Europe	$542	46%	$833	46%	$716	49%
North America(1)	470	40%	735	40%	566	38%
South America	50	4%	90	5%	72	5%
Other	115	10%	169	9%	119	8%
Core marketplace revenue(2)	$1,177	100%	$1,827	100%	$1,473	100%

(1)	United States accounted for $389 million, $614 million, $472 million of core marketplace revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)

Core marketplace revenue for the years ended December 31, 2021 and 2020 included approximately $22 and $7 million of net gains from the Company’s cash flow hedging program, respectively. It did not have a hedging program prior to 2020.

China accounted for substantially all of marketplace and logistics revenue in 2021, 2020 and 2019, respectively, based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 85% and 87% of the total long-lived tangible assets as of December 31, 2021 and 2020, respectively. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

12. Subsequent EVents

2022 Inducement Plan

In January 2022, the Company’s Board of Directors adopted and approved the 2022 Inducement Plan (“2022 Plan) The Company intends that the 2022 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement of employment pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, LLC. The 2022 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs of the Company’s Class A common stock to the Company’s employees. Stock-based awards under the 2022 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2022 Plan. The aggregate number of shares reserved for issuance under this plan shall not exceed the sum of 12 million shares plus additional common shares returned to the pool of shares available for issuance

Management Transitions

In January 2022, the Company entered into an employment agreement with Vijay Talwar, as the new CEO, with employment commencing on February 1. 2022. Mr. Talwar was granted i) 5 million RSUs with an aggregate grant date fair value of $13 million and ii) options to purchase 6 million shares of the Company’s Class A common stock at an exercise price of $2.86 per share with an aggregate grant date fair value of $12 million. These RSUs and options will become vested and exercisable, respectively, in periodic installments over a 4-year term, subject to the CEO’s continued employment with the Company.  The option award has a term of 10 years.

At the start of February 2022, Piotr Szulczewski stepped down from his position as CEO of the Company. Due to his resignation prior to the second anniversary of the Company’s IPO, Mr. Szulcewski is no longer eligible to vest in his PSU award, and as such, the PSUs were canceled. Consequently, the Company expects to reverse in the first quarter of 2022 approximately $21 million of previously recognized stock-based compensation expense related to these PSUs.

In February 2022, Jacqueline Reses resigned from her position as Executive Chair and as a member of the Company’s Board of Directors. Upon her resignation, Ms. Reses entered into a consulting agreement with the Company pursuant to which Ms. Reses will provide transition and other consulting services to Mr. Talwar and the Board, with such agreement expiring in May 2023. As part of the consulting agreement, Ms. Reses’ PSU award was modified to eliminate the market condition, with only continued service until the expiration of the consulting agreement being the sole vesting condition.

February 2022 Restructuring Plan

In February 2022, the Company’s Board of Directors approved the February 2022 Restructuring Plan (“Restructuring Plan”) to refocus the Company’s operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

The Restructuring Plan includes i) reducing the Company’s headcount by approximately 15% (or approximately 190 positions), ii) exiting various facility leases, and iii) reducing and realigning vendor expenditures. In connection with the Restructuring Plan, the Company expects to incur one-time charges for employee severance and other personnel reduction costs as well as costs to exit certain Company facility leases, including noncash impairments of lease assets and property and equipment. The Company anticipates that related severance payments will occur by the end of the second quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”).

Based on our assessment under the COSO criteria, management concluded that our system of internal control over financial reporting was not effective due to the material weaknesses described below. However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified:

•

The Company did not design and maintain effective controls over information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch and interface jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective.

•

The Company did not fully implement components of the COSO framework, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient competent personnel to support the Company’s internal control objectives; (iii) performing timely monitoring to ascertain whether the components of internal control are present and functioning effectively; (iv) communicating deficiencies in a timely manner to those parties responsible for taking corrective action; and (v) retaining sufficient documentation of control activities and evidence supporting the operating effectiveness of the controls. As such, management concluded that it did not have an adequate process in place to complete its assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, and has expressed an adverse opinion, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weaknesses

Our remediation efforts are ongoing and we will continue our initiatives to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. Management is committed to making the necessary changes and improvements to its system of controls to address the material weaknesses in internal control over financial reporting described above.

In 2021, the Company has added to its executive leadership team with individuals who have extensive backgrounds leading and operating in SOX-compliant companies: (i) Chief Financial Officer, who is also a CPA and experienced in U.S. GAAP financial reporting, (ii) Chief Technology Officer, with experience in SOX compliance within Fortune 100 companies, (iii) Chief Product Officer, with experience in SOX compliance within Fortune 100 companies, and (iv) six finance and accounting personnel ranging from staff accountants to a Senior Director who are all CPAs. Additionally, in 2022, the Company appointed a new Chief Executive Officer, an experienced retail, ecommerce and consumer brand executive who has led significant digital and operational transformations within both established and rapidly growing public, multinational enterprises.  We believe that this leadership team has the experience and commitment necessary to oversee and lead the necessary steps needed to remediate the material weaknesses noted above.

We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts will result in significant improvements to our system of controls and that we believe will remediate the material weaknesses.  However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement.  We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financing Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

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

3.	Exhibit Listing
		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	12/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2020	3.2
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2
4.3	Form of Proxy Agreement, between Registrant, Piotr Szulczewski, and certain parties thereto.	S-1	11/20/2020	4.3
4.4	Description of Capital Stock.				X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	S-1	11/20/2020	10.1
10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3
10.5	Employment Letter Agreement, dated November 19, 2020, between the Registrant and Piotr Szulczewski.**	S-1	11/20/2020	10.5
10.6	Offer Letter, dated November 9, 2016, between the Registrant and Rajat Bahri.**	S-1	11/20/2020	10.6
10.7	Offer Letter, dated January 15, 2018, between the Registrant and Devang Shah.**	S-1	11/20/2020	10.7
10.8	Offer Letter, dated May 11, 2014, between the Registrant and Thomas Chuang.**	S-1	11/20/2020	10.8
10.9	Offer Letter, dated August 16, 2019, between the Registrant and Pai Liu.**	S-1	11/20/2020	10.9
10.10	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.11	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
10.12	2022 New Employee Equity Incentive Plan and forms of agreements thereunder.**	S-8	1/31/2022	99.1
10.13	Offer Letter, dated May 11, 2021, between the Registrant and Jacqueline Reses.**	8-K	5/11/2021	99.1
10.14	Offer Letter, dated October 7, 2021, between the Registrant and Vivian Liu.**	8-K	10/25/2021	10.1
10.15	Offer Letter, dated January 26, 2022, between the Registrant and Vijay Talwar.**	8-K	1/31/2022	10.1
10.16	Consulting Agreement, dated February 4, 2022, between the Registrant and Jaqueline Reses**				X
21.1	Subsidiaries of the Registrant.	S-1	11/20/2020	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

**Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ContextLogic Inc.

Date: March 14, 2022	By:	/s/ Vijay Talwar
Vijay Talwar
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vijay Talwar, Vivian Liu, and Devang Shah, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vijay Talwar	Chief Executive Officer and Director	March 14, 2022
Vijay Talwar	(Principal Executive Officer)

/s/ Vivian Liu	Chief Financial Offer	March 14, 2022
Vivian Liu	(Principal Financial Officer)

/s/ Brett Just	Chief Accounting Officer	March 14, 2022
Brett Just

/s/ Tanzeen Syed	Director and Chairperson	March 14, 2022
Tanzeen Syed

/s/ Julie Bradley	Director	March 14, 2022
Julie Bradley

/s/ Piotr Szulczewski	Director	March 14, 2022
Piotr Szulczewski

/s/ Stephanie Tilenius	Director	March 14, 2022
Stephanie Tilenius

/s/ Hans Tung	Director	March 14, 2022
Hans Tung