Form 10-Q
period 2022-03-31
ContextLogic Inc.
filed 2022-05-05
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

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

As of April 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 599 million and the number of shares of the registrant’s Class B common stock outstanding was 66 million.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning our possible or assumed future results of operations and expenses, new or planned features or services, management strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would”  or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding future financial performance; implementation and execution of business strategies, including turnaround and restructuring plans; our future liquidity, operating expenditures, and financial condition; the potential impact of our marketing and product initiatives, including ad spending; new executive hires and transitions; the impact of coronavirus disease 2019 (“COVID-19”) on our business; our future market position and competitive changes in the marketplace; technological advances; expected consumer behavior; the outcome of ongoing litigation; the effect of new or revised tax laws and accounting pronouncements; ongoing and future global conflicts; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$760	$1,009
Marketable securities	260	150
Funds receivable	14	17
Prepaid expenses and other current assets	45	48
Total current assets	1,079	1,224
Property and equipment, net	15	17
Right-of-use assets	14	18
Marketable securities	9	17
Other assets	4	7
Total assets	$1,121	$1,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40	$67
Merchants payable	150	185
Refunds liability	12	23
Accrued liabilities	150	174
Total current liabilities	352	449
Lease liabilities, non-current	14	16
Total liabilities	366	465
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of March 31, 2022 and December 31, 2021; No shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value:3,500 (3,000 Class A, 500 Class B) shares authorized as of March 31, 2022 and December 31, 2021; 664 (598 Class A, 66 Class B) and 658 (593 Class A, 65 Class B) shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	3,358	3,360
Accumulated other comprehensive income	2	3
Accumulated deficit	(2,605)	(2,545)
Total stockholders’ equity	755	818
Total liabilities and stockholders’ equity	$1,121	$1,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$189	$772
Cost of revenue	125	335
Gross profit	64	437
Operating expenses:
Sales and marketing	45	470
Product development	66	51
General and administrative	15	42
Total operating expenses	126	563
Loss from operations	(62)	(126)
Other income, net:
Interest and other income, net	2	—
Loss before provision for income taxes	(60)	(126)
Provision for income taxes	—	2
Net loss	(60)	(128)
Net loss per share, basic and diluted	$(0.09)	$(0.21)
Weighted-average shares used in computing net loss per share, basic and diluted	661	619

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(60)	$(128)
Other comprehensive loss:
Net unrealized holding losses on derivatives and marketable securities	(1)	(2)
Comprehensive loss	$(61)	$(130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balances as of December 31, 2021	658	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	1	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	—	(2)	—	—	(2)
Other comprehensive loss, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(60)	(60)
Balances as of March 31, 2022	664	$—	$3,358	$2	$(2,605)	$755

	Three Months Ended March 31, 2021
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity

Balances as of December 31, 2020	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	2	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	29	—	(5)	—	—	(5)
Stock-based compensation	—	—	37	—	—	37
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(128)	(128)
Balances as of March 31, 2021	618	$—	$3,243	$(1)	$(2,312)	$930

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(60)	$(128)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory write-downs	3	—
Depreciation and amortization	2	2
Noncash lease expense	2	4
Impairment of lease assets and property and equipment	4	—
Stock-based compensation expense	(2)	37
Other	2	(3)
Changes in operating assets and liabilities:
Funds receivable	3	18
Prepaid expenses, other current and noncurrent assets	(1)	16
Accounts payable	(27)	(143)
Merchants payable	(35)	(73)
Accrued and refund liabilities	(33)	(69)
Lease liabilities	(2)	(4)
Other current and noncurrent liabilities	(2)	(11)
Net cash used in operating activities	(146)	(354)
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	(2)	—
Purchases of marketable securities	(153)	(53)
Maturities of marketable securities	50	67
Net cash (used in) provided by investing activities	(105)	14
Cash flows from financing activities:
Payment of taxes related to RSU settlement	—	(5)
Net cash used in financing activities	—	(5)
Net decrease in cash, cash equivalents and restricted cash	(251)	(345)
Cash, cash equivalents and restricted cash at beginning of period	1,018	1,965
Cash, cash equivalents and restricted cash at end of period	$767	$1,620
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$760	$1,620
Restricted cash included within prepaid expenses and other current assets in the condensed consolidated balance sheets	7	—
Total cash, cash equivalents and restricted cash	$767	$1,620
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$3	$2

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

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in San Francisco, California, with additional operations in Canada, China and the Netherlands.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s quarterly results. The consolidated balance sheet as of December 31, 2021 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022 (the “2021 Form 10-K”).

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of derivative instruments, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. As of March 31, 2022, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

Segments

The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors and reports its financial results as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”) who makes operating decisions, assesses financial performance and allocates resources based on condensed consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 15% of the Company’s total cash and cash equivalents as of March 31, 2022 and December 31, 2021.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	March 31,	December 31,
	2022	2021
PSP 1	64%	62%
PSP 2	25%	32%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three months ended March 31, 2022 and 2021.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its 2021 Form 10-K, filed with the SEC on March 14, 2022, that have had a material impact on its condensed consolidated financial statements.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Core marketplace revenue	$90	$477
ProductBoost revenue	14	50
Marketplace revenue	104	527
Logistics revenue	85	245
Revenue	$189	$772

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$10	$10	$—	$—
Marketable securities:
U.S. Treasury bills	$195	$—	$195	$—
Commercial paper	21	—	21	—
Corporate bonds	41	—	41	—
Certificates of deposit	3		3
Non-U.S. government	9	—	9	—
Total marketable securities	$269	$—	$269	$—
Prepaid and other current assets:
Derivative assets	$4	$—	$4	$—
Total financial assets	$283	$10	$273	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$13	$13	$—	$—
Marketable securities:
U.S. Treasury bills	$53	$—	$53	$—
Commercial paper	39	—	39	—
Corporate bonds	57	—	57	—
Certificates of deposit	5	—	5	—
Non-U.S. government	13	—	13	—
Total marketable securities	$167	$—	$167	$—
Prepaid and other current assets:
Derivative assets	$4	$—	$4	$—
Total financial assets	$184	$13	$171	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	March 31,		December 31,
	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$260	$260	$150	$150
Due after one year through five years	9	9	17	17
Total marketable securities	$269	$269	$167	$167

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of March 31, 2022 and December 31, 2021 were immaterial.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021(1)
	(in millions)
Logistics costs(2)	$43	$56
Deferred revenue and customer deposits	22	25
Wish Cash liability(3)	19	20
Sales and indirect taxes(4)	20	26
Others	46	47
Total accrued liabilities	$150	$174

(1)	The amounts previously disclosed in the Company’s 2021 Form 10-K were realigned to ensure consistency with the amounts reflected as of March 31, 2022.
(2)	Logistics costs decreased by $13 million or 23% primarily due to lower shipping volumes during the first quarter of 2022 compared to the fourth quarter of 2021.
(3)

While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. The Company recognized approximately $1 and $3 million of Wish Cash liability breakage in core marketplace revenue during the first quarter of 2022 and the fourth quarter of 2021, respectively.

(4)

Sales and indirect taxes decreased by $6 million or 23% primarily due to less taxes collected in connection with lower order volumes during the first quarter of 2022 compared to the fourth quarter of 2021.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Cash flow hedges	$310	$320
Non-designated hedges	(26)	54
Total	$284	$374

Fair Value of Derivative Financial Instruments

	March 31, 2022		December 31, 2021
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$1	$—	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$3	$2	$2	$1
Total derivatives	$4	$2	$4	$1

(1) Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.

(2) Derivative liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive income before reclassifications	2	22
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	(2)	(22)
Balance at the end of the period	$2	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue.  All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three months ended March 31, 2022 and 2021, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately $1 and $4 million for the three months ended March 31, 2022 and 2021, respectively, and were recognized in other income, net in the condensed consolidated statements of operations.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2025.

Total operating lease cost was $2 million and $4 million for the three months ended March 31, 2022 and 2021, respectively. Short-term lease costs and variable lease costs and sublease income were not material.

In February 2022, the Company’s Board of Directors approved a restructuring plan, which included exiting various office leases. As a result, the Company ceased using certain office spaces. As the carrying value of the related right-of-use assets and leasehold improvements exceeded the estimated fair value, the Company recognized an impairment loss of $4 million, which is included as part of general and administrative expenses in its condensed consolidated financial statements for the three months ended March 31, 2022. Of the $4 million total impairment loss, approximately $2 million related to the impairment of operating right-of-use assets and approximately $2 million primarily relates to impairment of leasehold improvements. See Note 12. Restructuring Costs for more information about the Company’s restructuring plan.

As of March 31, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $14 million and $18 million, respectively, and current lease liabilities in the amount of $9 million in accrued liabilities as of both periods, and $14 million and $16 million in lease liabilities, non-current, respectively.

As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term was 3 years, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3	$4

The maturities of the Company’s operating lease liabilities are as follows:

March 31,
2022
Year ending December 31,	(in millions)
2022 (remaining nine months)	7
2023	8
2024	7
2025	3
Total lease payments	25
Less: imputed interest	(2)
Present value of lease liabilities	$23

NOTE 7. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). If the Company is able to secure additional lender commitments and satisfy certain other conditions, the aggregate facility commitments can be increased by up to $100 million through an accordion option. The Company also enters into letters of credit from time to time, which reduces its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrues at either adjusted LIBOR plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company is required to pay a commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company is required to pay a fee that accrues at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of March 31, 2022, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three months ended March 31, 2022 and 2021.

Purchase Obligations

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of March 31, 2022, the remaining commitment under this amended agreement was approximately $7 million and is payable within the current year.

Legal Contingencies

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

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages.

In November 2021, a shareholder derivative action purportedly brought on behalf of the Company, Aviv v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors breached their fiduciary duties and caused the Company to make misstatements relating to a leased property that allegedly was used for commercial purposes in violation of zoning ordinances. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act, and is seeking monetary damages and restitution. Given that this, and the above described matters, are in the early stages of the litigation process, the Company is unable to estimate the range of potential loss, if any, but the litigation could subject the Company to substantial costs, divert resources and the attention of management from our business, and harm the Company’s business and financial results.

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud (“DGCCRF”) issued an injunction delisting the Wish “App” from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. The injunction could expose Wish to civil and criminal penalties. The Company has taken immediate measures to challenge the injunction, and to suspend and lift it. In December 2021, the French Administrative Court upheld the injunction, but in so doing noted that the injunction is not permanent and encouraged the Company and DGCCRF to engage with one another directly to develop a timeline and/or plan for the lifting of the injunction.  While that decision is the subject of appeals currently pending in French Court, the Company has been in direct contact with DGCCRF as well. In addition to the appeal, the Company has filed other administrative challenges to the injunction and the agency’s interpretation enforcement thereof.

In December 2021, the Company became aware that authorities in France charged Wish with legal violations relating to the Company’s former practice and use of strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and is preparing to defend itself at a hearing scheduled for June 2022. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to the Company’s reputation, loss of rights, or adverse changes to the Company’s offerings or business practices in France. Any of these results could adversely affect the Company’s business. In addition, defending claims may be costly and may impose a significant burden on the Company’s management.

As of March 31, 2022, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2021(1)	45	$0.254	2.5	48
Granted	6	$2.860		52
Vested	—	$—		(4)
Exercised	(1)	$0.138		—
Forfeited or cancelled	—	$—		(16)
Balances at March 31, 2022	50	$0.593	3.3	80

(1)	Outstanding restricted stock units (“RSUs”) as of December 31, 2021 include 11 million performance stock units (“PSUs”), which were cancelled in February 2022.

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2022 and 2021 was $1.86 and $22.01 per share, respectively. As of March 31, 2022, 13 million shares remained available for grant under the Company’s equity incentive plans.

Performance Stock Units

On January 31, 2022, Piotr Szulczewski stepped down from his position as CEO of the Company. Due to his resignation prior to the second anniversary of the Company’s IPO, Mr. Szulcewski is no longer eligible to vest in his PSUs, and as such, the PSUs were canceled. Consequently, the Company reversed $21 million of previously recognized stock-based compensation expense related to these PSUs in the first quarter of 2022.

In February 2022, Jacqueline Reses resigned from her position as Executive Chair. Upon her resignation, Ms. Reses entered into a consulting agreement with the Company and her PSU award was modified to eliminate the market condition, with only continued service until the expiration of the consulting agreement being the sole vesting condition. Consequently, the Company reversed $3 million of previously recognized stock-based compensation expense upon modification and will recognize the modified fair value of approximately $2 million from the modification date to the expiration date of the consulting agreement, which is May 16, 2023.

2022 Inducement Plan

In January 2022, the Company’s Board of Directors adopted and approved the 2022 Inducement Plan (“2022 Plan). The Company intends that the 2022 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement of employment pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, LLC. The 2022 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs of the Company’s Class A common stock to the Company’s employees. Stock-based awards under the 2022 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2022 Plan. The aggregate number of shares reserved for issuance under this plan shall not exceed the sum of 12 million shares plus additional common shares returned to the pool of shares available for issuance. As of March 31, 2022, 1 million shares under the 2022 Plan remained available for grant.

Stock Option Valuation

In January 2022, the Company entered into an employment agreement with Vijay Talwar, as the Company’s new CEO, with employment commencing on February 1, 2022. As an inducement of employment, Mr. Talwar was granted, i) 5 million RSUs with an aggregate grant date fair value of $13 million and ii) options to purchase 6 million shares of the Company’s Class A common stock at an exercise price of $2.86 per share with an aggregate grant date fair value of $12 million. These RSUs and options were granted under the 2022 Plan and will become vested and exercisable, respectively, in periodic installments over a 4-year term, subject to the CEO’s continued employment with the Company. The option award has a term of 10 years.

The fair value of options was estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying shares as of the grant date, expected term, expected volatility, risk free interest rate, and dividend yield. The fair value of the options was determined using the methods and assumptions discussed below:

•

The expected term of the options was determined using the “simplified” method as prescribed in the SEC’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.

•	The risk-free interest rate was based on the interest rate payable on the U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•

The expected volatility was based on the historical volatility of the publicly traded common stock of peer group companies blended with the limited historical volatility of the Company’s own common stock weighted to reflect the short trading period of the Company’s stock since its IPO in December 2020.

•	The expected dividend yield was zero because the Company has not historically paid and does not expect to pay a dividend on its ordinary shares in the foreseeable future.

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

Black-Scholes
Assumptions
Expected term (in years)	6.10
Risk free interest rate	1.70%
Volatility	73.20%
Dividend yield	—
Estimated fair value per share	$1.87

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Cost of revenue	$(1)	$5
Sales and marketing	1	3
Product development	14	15
General and administrative	(16)	14
Total stock-based compensation(1)	$(2)	$37
(1)

Total stock-based compensation for the three months ended March 31, 2022 decreased by $39 million compared to the three months ended March 31, 2021 primarily due to forfeitures originating from the resignation of the Company’s former CEO, reductions to the Company’s workforce as part of the Company’s February 2022 Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards.

The Company will recognize the remaining $12 million and $300 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 3.9 years and 2.8 years related to options and RSUs, respectively.

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

The provision for income taxes was insignificant and $2 million for the three months ended March 31, 2022 and 2021, respectively. The year-over-year decrease in provision for income taxes was primarily related to a decrease in pre-tax earnings of the Company’s international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had $1 million of unrecognized tax benefits as of March 31, 2022 and December 31, 2021. These unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest and penalties associated with the unrecognized tax benefits for the three months ended March 31, 2022 and 2021 were immaterial.

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

NOTE 10. Net loss per share

The Company computes net loss per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the Company’s undistributed earnings or losses are allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net income (loss) per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share data)
Numerator:
Net loss	$(60)	$(128)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	661	619
Net loss per share, basic and diluted	$(0.09)	$(0.21)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
	(in millions)
Warrant to purchase common stock	—	1
Common stock options outstanding	50	73
Unvested restricted stock units outstanding(1)	80	28
Employee Stock Purchase Plan	3	1
Total	133	103

(1)	Unvested RSUs outstanding as of March 31, 2021 included 10 million PSUs, which were cancelled in February 2022.

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended March 31,
	2022		2021
	(in millions)
Europe	$34	38%	$235	49%
North America(1)	43	48%	186	39%
South America	3	3%	18	4%
Other	10	11%	38	8%
Core marketplace revenue(2)	$90	100%	$477	100%

(1)	The United States accounted for $35 million and $156 million of core marketplace revenue for the three months ended March 31, 2022 and 2021, respectively.

China accounted for substantially all of marketplace and logistics revenue during the three months ended March 31, 2022 and 2021 based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 85% of the total long-lived tangible assets as of March 31, 2022 and December 31, 2021. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

NOTE 12. Restructuring Costs

In February 2022, the Company’s Board of Directors approved the February 2022 Restructuring Plan (“Restructuring Plan”) to refocus the Company’s operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The Restructuring Plan includes i) reducing the Company’s headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

During the three months ended March 31, 2022, the Company recorded charges of approximately $3 million in severance and other personnel reductions costs for terminated employees and $4 million in impairments of lease assets and property and equipment. The Company anticipates that related severance payments will continue to occur into the second quarter of 2022.

NOTE 13. SUBSEQUENT EVENTS

In May 2022, the Company filed a Form S-8 to register an additional 15 million shares towards its 2022 Plan. The Company intends the additional shares to be used exclusively for grants of equity as an inducement to individuals who were not previously employees or directors of the Company. As of the filing date of this Quarterly Report on Form 10-Q, 16 million shares under the 2022 Plan remained available for grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2021 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part 2, Item 1A, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

Financial Results for the Three Months Ended March 31, 2022

•	Total revenue was $189 million.
•	Total cost of revenue and expenses were $251 million, including negative stock-based compensation expense of $2 million.
•	Loss from operations was $62 million.
•	Net loss was $60 million.
•	Adjusted EBITDA was a loss of $40 million or 21% of total revenue.
•	Cash and cash equivalents and marketable securities were $1.0 billion.

As of March 31, 2022, we had an accumulated deficit of $2.6 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

During the first quarter of 2022, we continued to face headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. In response to rising digital advertising costs, which contributed to lower marketing efficiency, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed below under “Key Financial and Performance Metrics,” our monthly active users (“MAUs”) and last twelve months (“LTM”) active buyers have been negatively impacted by our decision to significantly reduce our digital advertising expenditures. In response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including enhancing our product quality and selection, and providing an unmatched fun and entertaining shopping experience. We believe our continued strategy to enhance users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth.

COVID-19

As of the date of filing of this Quarterly Report, the outbreak of COVID-19, including recent and any future variants, has affected businesses worldwide, and continues to impact the major markets in which we operate. Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic and a range of external factors related to the COVID-19 pandemic that are not within our control. The COVID-19 pandemic has resulted in significant governmental measures being implemented at various times and in various geographic areas over the course of the pandemic to control the spread of the virus. Our operations as well as the operations of our third-party merchants have been, and we expect will continue to be, disrupted by varying individual and governmental responses to COVID-19 around the world.

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

February 2022 Restructuring Plan

In February 2022, our Board of Directors approved the Restructuring Plan to refocus our operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. We expect the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

The Restructuring Plan includes i) reducing our headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. During the three months ended March 31, 2022, we recorded charges of approximately $3 million in severance and other personnel reductions costs for terminated employees and $4 million in impairments of lease assets and property and equipment. We anticipate that related severance payments will continue to occur into the second quarter of 2022.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
MAU	27	101
LTM Active Buyers	28	61
Adjusted EBITDA	$(40)	$(79)
Adjusted EBITDA Margin	(21)%	(10)%
Free Cash Flow	$(148)	$(354)

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

MAUs decreased approximately 73% from the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 54% from the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

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

Non-U.S. GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-U.S. GAAP financial measure that represents our net income (loss) before interest and other income (expense), net (which includes foreign exchange gain or loss and gain or loss on one-time transactions recognized), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense and related payroll taxes, lease termination and impairment related expenses, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-U.S. GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

We have included Adjusted EBITDA and Adjusted EBITDA Margin in this report because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends and how we are allocating internal resources, to prepare and approve our annual budget and to develop short- and long-term operating plans. We also believe that the exclusion of certain items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business as it removes the impact of non-cash items, certain non-recurring cash items, and certain variable charges.

Adjusted EBITDA has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Revenue	$189	$772
Net loss	(60)	(128)
Net loss as a percentage of revenue	(32)%	(17)%
Excluding:
Interest and other income, net	(2)	—
Provision for income taxes	—	2
Depreciation and amortization	2	2
Stock-based compensation expense(1)	(2)	37
Employer payroll taxes related to stock-based compensation expense	—	7
Restructuring and other discrete items(2)	22	—
Recurring other items	—	1
Adjusted EBITDA	$(40)	$(79)
Adjusted EBITDA margin	(21)%	(10)%
(1)

Total stock-based compensation for the three months ended March 31, 2022 decreased by $39 million compared to the three months ended March 31, 2021 primarily due to forfeitures originating from the resignation of the Company’s former CEO, reductions to the Company’s workforce as part of the Company’s Restructuring Plan, and modifications to our former Executive Chair’s equity awards.

(2)

Includes restructuring charges consisting of $3 million of employee severance and $4 million in impairment of lease assets and property and equipment as well as a $15 million one-time discretionary cash bonus paid to select employees to help cover their tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO.

Free Cash Flow

We also provide Free Cash Flow, a non-U.S. GAAP financial measure that represents net cash provided by (used in) operating activities less purchases of property and equipment. We believe that Free Cash Flow is an important measure since we use third parties to host our services and therefore we do not incur significant capital expenditures to support revenue generating activities.

Free Cash Flow has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	it is not a substitute for net cash provided by (used in) operating activities;
•

other companies may calculate Free Cash Flow or similarly titled non-U.S. GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison; and

•

the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, such as net cash provided by (used in) operating activities, net income (loss) and our other U.S. GAAP results.

The following table reflects the reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Cash used in operating activities	$(146)	$(354)
Less:
Purchases of property and equipment and development of internal-use software	2	—
Free Cash Flow	$(148)	$(354)

Results of Operations

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenue	$189	$772
Cost of revenue(1)	125	335
Gross profit	64	437
Operating expenses:
Sales and marketing(1)	45	470
Product development(1)	66	51
General and administrative(1)	15	42
Total operating expenses	126	563
Loss from operations	(62)	(126)
Other income, net
Interest and other income, net	2	—
Loss before provision for income taxes	(60)	(126)
Provision for income taxes	—	2
Net loss	$(60)	$(128)

(1)	Includes stock-based compensation expense as follows:
	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Cost of revenue	$(1)	$5
Sales and marketing	1	3
Product development	14	15
General and administrative	(16)	14
Total stock-based compensation	$(2)	$37

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	66%	43%
Gross margin	34%	57%
Operating expenses:
Sales and marketing	24%	61%
Product development	35%	7%
General and administrative	8%	6%
Total operating expenses	67%	74%
Loss from operations	(33)%	(17)%
Other income, net:
Interest and other income, net	1%	—
Loss before provision for income taxes	(32)%	(17)%
Provision for income taxes	—	—
Net loss	(32)%	(17)%

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
Core marketplace revenue(1)	$90	$477	$(387)	(81)%
ProductBoost revenue	14	50	(36)	(72)%
Marketplace revenue	104	527	(423)	(80)%
Logistics revenue	85	245	(160)	(65)%
Revenue	$189	$772	$(583)	(76)%

(1)	Core marketplace revenue for the three months ended March 31, 2022 and 2021 included approximately $2 million and $9 million net gains, respectively, from our cash flow hedging program.

Revenue decreased $583 million, or 76%, to $189 million for the three months ended March 31, 2022 as compared to $772 million for the three months ended March 31, 2021. This decrease was attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue decreased $423 million, or 80% to $104 million for the three months ended March 31, 2022, as compared to $527 million for the three months ended March 31, 2021. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as well as revisions to our pricing strategy, which resulted in lower marketplace revenue per order. While lower pricing contributed to lower marketplace revenue based on first quarter sales volume, we expect to see corresponding increases in order volumes over time.

Logistics revenue decreased $160 million, or 65% to $85 million for the three months ended March 31, 2022, as compared to $245 million for the three months ended March 31, 2021. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
Cost of revenue	$125	$335	$(210)	(63)%
Percentage of revenue	66%	43%
Gross Margin	34%	57%

Cost of revenue decreased $210 million, or 63%, to $125 million for the three months ended March 31, 2022, as compared to $335 million for the three months ended March 31, 2021, primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

The gross margin decreased to 34% for the three months ended March 31, 2022 from 57% for the three months ended March 31, 2021, primarily due to a shift in revenue mix, with a greater percentage of lower margin logistics services making up overall revenue during the first quarter of 2022 compared to the same period in 2021 and revisions to our pricing strategy, which resulted in lower marketplace revenue per order.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
Sales and marketing	$45	$470	$(425)	(90)%
Percentage of revenue	24%	61%

Sales and marketing expense decreased $425 million, or 90%, to $45 million for the three months ended March 31, 2022, compared to $470 million for the three months ended March 31, 2021, primarily due to our decision to reduce digital advertising expenditures in order to focus our resources on other strategic initiatives.

Product Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
Product development	$66	$51	$15	29%
Percentage of revenue	35%	7%

Product development expense increased $15 million, or 29%, to $66 million for the three months ended March 31, 2022, as compared to $51 million for the three months ended March 31, 2021, primarily as a result of an increase in employee-related costs driven by increased headcount prior to our Restructuring Plan and a one-time discretionary bonus paid to select employees to help cover their tax obligations trigged by the settlement of their RSUs that vested upon the Company’s IPO.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
General and administrative	$15	$42	$(27)	(64)%
Percentage of revenue	8%	6%

General and administrative expense decreased $27 million, or 64%, to $15 million for the three months ended March 31, 2022, as compared to $42 million for the three months ended March 31, 2021. The decrease was primarily related to a reversal of stock-based compensation in connection with the resignation of both our CEO and executive chair and the reduction of our workforce pursuant to the Restructuring Plan.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in millions)
Provision for income taxes	$—	$2	$(2)	(100)%
Percentage of revenue	—	—

Provision for income taxes decreased $2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change in provision for income taxes was primarily due to a decrease in pre-tax earnings of our international operations.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $1.0 billion, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

Our material cash requirements include $190 million in accounts and merchants payable, $7 million remaining on a colocation and cloud services purchase commitment, and $25 million of facility lease obligations, of which $7 million is due within the next 12 months.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of March 31, 2022, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net cash (used in) provided by:
Operating activities	$(146)	$(354)
Investing activities	(105)	14
Financing activities	—	(5)

Net Cash Used in Operating Activities

Our cash flows from operations are largely dependent on the amount of revenue we generate. Net cash used in operating activities in each period presented has been influenced by changes in funds receivable, prepaid expenses, and other current and noncurrent assets, accounts payable, merchants payable, accrued and refund liabilities, lease liabilities, and other current and noncurrent liabilities.

Net cash used in our operating activities for the three months ended March 31, 2022 was $146 million. This was driven by our net loss of $60 million and $97 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $11 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable decreased by $27 million primarily due to lower order volumes and reduced digital advertising expenditures.

Net cash used in our operating activities for the three months ended March 31, 2021 was $354 million. This was primarily driven by our net loss of $128 million and $266 million unfavorable net working capital changes, which was partially offset by non-cash expenses, such as stock-based compensation expense of $37 million. Unfavorable working capital movement was mainly driven by accounts payable and merchants payable. Accounts payable decreased by $143 million primarily due to shorter vendor payment terms. Due to the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $73 million primarily driven by lower order volumes in the first quarter of 2021 compared to the fourth quarter of 2020 due to seasonality and higher percentage of shipments through our A+ program which accelerated the payment of merchants payable due to higher delivery confirmation rates. Other decreases in unfavorable working capital movement were driven by refunds and accrued liabilities.

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $105 million for the three months ended March 31, 2022. This was primarily due to $153 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $50 million of maturities in marketable securities.

Net cash provided by investing activities was $14 million for the three months ended March 31, 2021. This was primarily due to $67 million of maturities of marketable securities, partially offset by $53 million purchases of marketable securities.

Net Cash Used in Financing Activities

Cash generated by our financing activities was insignificant for the three months ended March 31, 2022.

Net cash used in our financing activities was $5 million for the three months ended March 31, 2021 primarily due to tax payments related to RSU settlement.

Off Balance Sheet Arrangements

For the three months ended March 31, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those listed below on an ongoing basis. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Our critical accounting policies are as follows:

•	Revenue recognition;
•	Operating lease obligations;
•	Impairment of long-lived assets, including intangibles and lease assets;
•	Stock-based compensation; and
•	Income taxes.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain.

There have been no material changes to our critical accounting policies and estimates as compared to those described in our 2021 Form 10-K, filed with the SEC on March 14, 2022.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of March 31, 2022 were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A 100 basis point increase or decrease in our current interest rates would have increased or decreased our interest income by $10 million for the three months ended March 31, 2022.

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

Based on our overall currency rate exposures as of March 31, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our CEO and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses

As disclosed in Item 9A, “Controls and Procedures” within our 2021 Form 10-K, which was filed with the SEC on March 14, 2022, the following material weaknesses were identified:

•

The Company did not design and maintain effective controls over information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, the Company did not design and maintain: (i) sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; (ii) program change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (iii) computer operations controls to ensure that critical batch and interface jobs are monitored, privileges are appropriately granted, and data backups are authorized and monitored. Business process controls (automated and manual) that are dependent on the ineffective ITGCs, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective.

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

After giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

In 2021, the Company added to its executive leadership team individuals who have extensive backgrounds leading and operating in companies compliant with the Sarbanes Oxley Act (“SOX”): (i) Chief Financial Officer, who is also a certified public accountant (“CPA”) and experienced in U.S. GAAP financial reporting, (ii) Chief Technology Officer, with experience in SOX compliance within Fortune 100 companies, (iii) Chief Product Officer, with experience in SOX compliance within Fortune 100 companies, and (iv) six finance and accounting personnel ranging from staff accountants to a Senior Director who are also all CPAs. Additionally, in 2022, the Company appointed a new CEO, an experienced retail, ecommerce and consumer brand executive who has led significant digital and operational transformations within both established and rapidly growing public, multinational enterprises. We believe that this leadership team has the experience and commitment necessary to oversee and lead the necessary steps needed to remediate the material weaknesses noted above.

We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts will result in significant improvements to our system of controls and will remediate the material weaknesses. However, material weaknesses are not considered remediated until the new controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement.  We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

Other than the changes associated with the material weaknesses and remediation actions noted above, there have been no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022.

Inherent Limitations on the Effectiveness of Disclosure Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 7, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our 2021 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our 2021 Form 10-K.

Item 6. Exhibits.

Exhibit Number	Description
10.15	Offer Letter, dated January 26, 2022, by and between the Company and Vijay Talwar (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 14, 2022).
10.16

Consulting Agreement, dated February 4, 2022, between the Registrant and Jaqueline Reses (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 14, 2022).

10.17

ContextLogic Inc. 2022 New Employee Equity Incentive Plan and forms of agreements thereunder, as amended (incorporated by reference from Exhibit 99.1 to the Company’s Form S-8 filed on January 31, 2022).

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

ContextLogic Inc.

Date: May 5, 2022	By:	/s/ Vijay Talwar
Vijay Talwar
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Vivian Liu
Vivian Liu
Chief Financial Officer
(Principal Financial Officer)