Form 10-Q
period 2022-06-30
ContextLogic Inc.
filed 2022-08-09
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

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

As of July 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 609 million and the number of shares of the registrant’s Class B common stock outstanding was 61 million.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning our possible or assumed future results of operations and expenses, user experience, including new or planned features or services, management strategies and plans, competitive position, merchant programs, partnership expectations, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding future financial performance; implementation and execution of business strategies, including turnaround and restructuring plans; our future liquidity, operating expenditures, and financial condition; the potential impact of our marketing and product initiatives, including ad spending; new executive hires and transitions; new merchant programs and related outcomes; the impact of coronavirus disease 2019 (“COVID-19”) on our business; our future market position and competitive changes in the marketplace; technological advances; expected consumer behavior; the outcome of ongoing litigation; the effect of new or revised tax laws and accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

ii

RISK FACTORS SUMMARY

Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of risks and uncertainties set forth in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q:

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
•
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
•
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
•
We identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(unaudited)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$693	$1,009
Marketable securities	254	150
Funds receivable	12	17
Prepaid expenses and other current assets	41	48
Total current assets	1,000	1,224
Property and equipment, net	13	17
Right-of-use assets	11	18
Marketable securities	—	17
Other assets	4	7
Total assets	$1,028	$1,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54	$67
Merchants payable	133	185
Refunds liability	9	23
Accrued liabilities	137	174
Total current liabilities	333	449
Lease liabilities, non-current	13	16
Total liabilities	346	465
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of June 30, 2022 and December 31, 2021; No shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value: 3,500 (3,000 Class A, 500 Class B) shares authorized as of June 30, 2022 and December 31, 2021; 670 (609 Class A, 61 Class B) and 658 (593 Class A, 65 Class B) shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	3,383	3,360
Accumulated other comprehensive (loss) income	(6)	3
Accumulated deficit	(2,695)	(2,545)
Total stockholders’ equity	682	818
Total liabilities and stockholders’ equity	$1,028	$1,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$134	$656	$323	$1,428
Cost of revenue	92	272	217	607
Gross profit	42	384	106	821
Operating expenses:
Sales and marketing	56	396	101	866
Product development	46	52	112	103
General and administrative	31	50	46	92
Total operating expenses	133	498	259	1,061
Loss from operations	(91)	(114)	(153)	(240)
Other income, net:
Interest and other income, net	2	8	4	8
Loss before provision for income taxes	(89)	(106)	(149)	(232)
Provision for income taxes	1	5	1	7
Net loss	(90)	(111)	(150)	(239)
Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.23)	$(0.38)
Weighted-average shares used in computing net loss per share, basic and diluted	667	624	664	621

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(90)	$(111)	$(150)	$(239)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	(4)	—	(5)	—
Foreign currency translation adjustment	(4)	1	(4)	(1)
Comprehensive loss	$(98)	$(110)	$(159)	$(240)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

(unaudited)

	Three Months Ended June 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2022	664	$—	$3,358	$2	$(2,605)	$755
Issuance of common stock upon settlement of restricted stock units	8	—	—	—	—	—
Shares withheld related to net share settlement	(3)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	1	—	1	—	—	1
Stock-based compensation	—	—	29	—	—	29
Other comprehensive loss, net	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(90)	(90)
Balances as of June 30, 2022	670	$—	$3,383	$(6)	$(2,695)	$682

	Six Months Ended June 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2021	658	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	1	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	13	—	—	—	—	—
Shares withheld related to net share settlement	(3)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	1	—	1	—	—	1
Stock-based compensation	—	—	27	—	—	27
Other comprehensive loss, net	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(150)	(150)
Balances as of June 30, 2022	670	$—	$3,383	$(6)	$(2,695)	$682

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

(unaudited)

	Three Months Ended June 30, 2021
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2021	618	$—	$3,243	$(1)	$(2,312)	$930
Issuance of common stock upon exercise of options for cash	3	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	4	—	—	—	—	—
Net exercises of common stock warrant	1	—	—	—	—	—
Issuance of common stock through ESPP	1	—	3	—	—	3
Stock-based compensation	—	—	37	—	—	37
Other comprehensive gain, net	—	—	—	1	—	1
Net loss	—	—	—	—	(111)	(111)
Balances as of June 30, 2021	627	$—	$3,285	$—	$(2,423)	$862

	Six Months Ended June 30, 2021
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2020	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	5	—	3	—	—	3
Issuance of common stock upon settlement of restricted stock units	33	—	(5)	—	—	(5)
Net exercises of common stock warrant	1	—	—	—	—	—
Issuance of common stock through ESPP	1	—	3	—	—	3
Stock-based compensation	—	—	74	—	—	74
Other comprehensive loss, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(239)	(239)
Balances as of June 30, 2021	627	$—	$3,285	$—	$(2,423)	$862

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(150)	$(239)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Noncash inventory write downs	3	—
Depreciation and amortization	4	5
Noncash lease expense	3	7
Impairment of lease assets and property and equipment	6	6
Stock-based compensation expense	27	74
Other	(1)	(1)
Changes in operating assets and liabilities:
Funds receivable	5	37
Prepaid expenses, other current and noncurrent assets	2	33
Accounts payable	(12)	(179)
Merchants payable	(52)	(141)
Accrued and refund liabilities	(42)	(136)
Lease liabilities	(4)	(7)
Other current and noncurrent liabilities	(2)	(17)
Net cash used in operating activities	(213)	(558)
Cash flows from investing activities:
Purchases of property and equipment and development of internal use software	(2)	(1)
Purchases of marketable securities	(226)	(124)
Maturities of marketable securities	137	123
Net cash used in investing activities	(91)	(2)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	1	6
Payment of taxes related to RSU settlement	(5)	(5)
Other	—	(1)
Net cash used in financing activities	(4)	—
Foreign currency effects on cash, cash equivalents and restricted cash	(9)	—
Net decrease in cash, cash equivalents and restricted cash	(317)	(560)
Cash, cash equivalents and restricted cash at beginning of period	1,018	1,965
Cash, cash equivalents and restricted cash at end of period	$701	$1,405
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$693	$1,405
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	8	—
Total cash, cash equivalents and restricted cash	$701	$1,405
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$6	$4

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2022 and for the six months ended June 30, 2022 and June 30, 2021 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2021 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022 (the “2021 Form 10-K”).

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of derivative instruments, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. As of June 30, 2022, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 17% and 15% of the Company’s total cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	June 30,	December 31,
	2022	2021
PSP 1	55%	62%
PSP 2	37%	32%

Services Risk — The Company serves all its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three and six months ended June 30, 2022 and 2021.

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

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as user location, demand, product type, and dynamic pricing. The Company recognizes revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue for displaying a merchant’s selected products in preferential locations within the Company’s marketplace. Effective May 2022, the Company recognizes revenue based on the number of actions, such as clicks, on the Merchant’s product listing. Prior to the transition, the Company recognized revenue when the merchants’ selected products were displayed. The Company refers to its marketplace revenue, excluding ProductBoost revenue, as its core marketplace revenue.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Core marketplace revenue	$54	$378	$144	$855
ProductBoost revenue	11	50	25	100
Marketplace revenue	65	428	169	955
Logistics revenue	69	228	154	473
Revenue	$134	$656	$323	$1,428

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$23	$23	$—	$—
Marketable securities:
U.S. Treasury bills	$185	$—	$185	$—
Commercial paper	20	—	20	—
Corporate bonds	39	—	39	—
Certificates of deposit	3	—	3	—
Non-U.S. government	7	—	7	—
Total marketable securities	$254	$—	$254	$—
Prepaid and other current assets:
Derivative assets	$2	$—	$2	$—
Total financial assets	$279	$23	$256	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$7	$—	$7	$—
Total financial liabilities	$7	$—	$7	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$13	$13	$—	$—
Marketable securities:
U.S. Treasury bills	$53	$—	$53	$—
Commercial paper	39	—	39	—
Corporate bonds	57	—	57
Certificates of deposit	5	—	5
Non-U.S. government	13	—	13	—
Total marketable securities	$167	$—	$167	$—
Prepaid and other current assets:
Derivative assets	$4	$—	$4	$—
Total financial assets	$184	$13	$171	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	June 30,		December 31,
	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$254	$254	$150	$150
Due after one year through five years	—	—	17	17
Total marketable securities	$254	$254	$167	$167

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of June 30, 2022 and December 31, 2021, respectively, were insignificant.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021(1)
	(in millions)
Logistics costs(2)	$38	$56
Deferred revenue and customer deposits(3)	18	25
Wish Cash liability(4)	19	20
Sales and indirect taxes(5)	15	26
Other	47	47
Total accrued liabilities	$137	$174

(1)
The amounts previously disclosed in the Company’s 2021 Form 10-K were realigned to ensure consistency with the amounts reflected as of June 30, 2022.
(2)
Logistics costs decreased by $18 million or 32% primarily due to lower shipping volumes during the second quarter of 2022 compared to the fourth quarter of 2021.
(3)
Deferred revenue and customer deposits decreased by $7 million or 28% primarily due to lower logistics volumes during the second quarter of 2022 compared to the fourth quarter of 2021.
(4)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue during the second quarter of 2022 and the fourth quarter of 2021 was zero and $3 million, respectively.
(5)
Sales and indirect taxes decreased by $11 million or 42% primarily due to less taxes collected in connection with lower order volumes during the second quarter of 2022 compared to the fourth quarter of 2021.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	June 30,	December 31,
	2022	2021
	(in millions)
Cash flow hedges	$40	$320
Non-designated hedges	73	54
Total	$113	$374

Fair Value of Derivative Financial Instruments

	June 30,		December 31,
	2022		2021
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$2	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$2	$5	$2	$1
Total derivatives	$2	$7	$4	$1

(1)
Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	June 30,	December 31,
	2022	2021
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive (loss) income before reclassifications	(4)	22
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	—	(22)
Balance at the end of the period	$(2)	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three and six months ended June 30, 2022 and 2021, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were approximately net losses of $5 million and $4 million for the three and six months ended June 30, 2022, respectively, and were approximately net gains of $7 million and $11 million for each of the three and six months ended June 30, 2021, respectively.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2025.

Total operating lease cost was $2 million and $4 million for the three and six months ended June 30, 2022, respectively, and $4 million and $7 million for the three and six months ended June 30, 2021, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

In February 2022, the Company’s Board of Directors ("the Board") approved a restructuring plan, which included exiting various office leases. As a result, the Company ceased using certain office spaces. As the carrying value of the related right-of-use assets and leasehold improvements exceeded the estimated fair value, the Company recognized an impairment loss of $2 and $6 million for the three and six months ended June 30, 2022, respectively, which is included as part of general and administrative expenses in its condensed consolidated financial statements. Of the $6 million total impairment loss, approximately $3 million related to the impairment of operating right-of-use assets and approximately $3 million primarily relates to impairment of leasehold improvements. See Note 12. Restructuring Costs for more information about the Company’s restructuring plan.

As of June 30, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $11 million and $18 million, respectively, and current lease liabilities in the amount of $8 million and $9 million in accrued liabilities, respectively, and $13 million and $16 million in lease liabilities, non-current, respectively.

As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term was 3 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Six Months Ended,
	June 30,	June 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5	$7

The maturities of the Company’s operating lease liabilities are as follows:

June 30,
2022
Year ending December 31,	(in millions)
2022 (remaining six months)	$5
2023	8
2024	7
2025	3
Total lease payments	23
Less: imputed interest	(2)
Present value of lease liabilities	$21

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of June 30, 2022, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three and six months ended June 30, 2022 and 2021.

Purchase Obligations

Effective September 1, 2019, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $120 million for services over 3 years. As of June 30, 2022, the remaining commitment under this amended agreement was approximately $1 million and is payable within the current year.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Section 10(b) and 20(a) of the Exchange Act. The Company believes these lawsuits are without merit and it intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain.

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages. This matter is currently stayed. The Company believes this lawsuit is without merit and it intends to vigorously defend it. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain.

In November 2021, a shareholder derivative action purportedly brought on behalf of the Company, Aviv v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors breached their fiduciary duties and caused the Company to make misstatements relating to a leased property that allegedly was used for commercial purposes in violation of zoning ordinances. Plaintiff asserted claims for breach of fiduciary duties, unjust enrichment, and violations of Section 14(a) of the Exchange Act, and sought monetary damages and restitution. In May 2022, the Court granted the Company’s motion to dismiss. The Court subsequently dismissed the case with prejudice.

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud (“DGCCRF”) issued an injunction delisting the Wish “App” from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. The injunction could expose Wish to civil and criminal penalties. In December 2021, the French Administrative Court upheld the injunction. The Company is currently appealing this ruling. In July 2022, the French Conseil d’Etat certified the constitutional question for further proceedings by the Constitutional Court.

In December 2021, the Company became aware that authorities in France charged Wish with legal violations relating to the Company’s former practice and use of strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and is preparing to defend itself at a hearing that is currently scheduled for March 2023. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to the Company’s reputation, loss of rights, or adverse changes to the Company’s offerings or business practices in France. Any of these results could adversely affect the Company’s business. In addition, defending claims may be costly and may impose a significant burden on the Company’s management.

As of June 30, 2022, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2021(1)	45	$0.254	2.5	48
Granted	6	$2.860		69
Vested	—	$—		(13)
Exercised	(1)	$0.138		—
Forfeited or cancelled	—	$—		(24)
Balances at June 30, 2022	50	$0.593	3.0	80

(1)
Outstanding restricted stock units (“RSUs”) as of December 31, 2021 include 11 million performance stock units (“PSUs”), which were cancelled in February 2022.

The weighted-average grant date fair value of restricted stock was $1.80 and $1.84 per share for the three and six months ended June 30, 2022, respectively, and $14.55 and $14.91 per share for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, 23 million shares remained available for grant under the Company’s equity incentive plans, including the 2022 Inducement Plan.

Performance Stock Units

On January 31, 2022, Piotr Szulczewski resigned from his position as CEO of the Company. Due to his resignation prior to the second anniversary of the Company’s IPO, Mr. Szulcewski is no longer eligible to vest in his PSUs, and as such, the PSUs were canceled. Consequently, the Company reversed $21 million of previously recognized stock-based compensation expense related to these PSUs in the first quarter of 2022.

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

2022 Inducement Plan

In January 2022, the Company’s Board adopted and approved the 2022 Inducement Plan (“2022 Plan). The Company intends that the 2022 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement of employment pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, LLC. The 2022 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs of the Company’s Class A common stock to the Company’s employees. Stock-based awards under the 2022 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2022 Plan.

In May 2022, the Company's Board approved an amendment to the 2022 Plan to increase the 2022 Plan reserve from 12 million to 27 million shares. As of June 30, 2022, 13 million shares under the 2022 Plan remained available for grant.

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

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

Black-Scholes
Assumptions
Expected term (in years)	6.10
Risk free interest rate	1.70%
Volatility	73.20%
Dividend yield	—
Estimated fair value per share	$1.87

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Cost of revenue	$3	$5	$2	$10
Sales and marketing	2	3	3	6
Product development	14	14	28	29
General and administrative	10	15	(6)	29
Total stock-based compensation(1)	$29	$37	$27	$74

(1)
Total stock-based compensation for the six months ended June 30, 2022 decreased by $47 million compared to the six months ended June 30, 2021 primarily due to forfeitures originating from the resignation of the Company’s former CEO, reductions to the Company’s workforce as part of the Company’s February 2022 Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards.

The Company will recognize the remaining $11 million and $252 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 3.6 years and 2.7 years related to options and RSUs, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on January 1, 2021 and will end in November 2022. During the three and six months ended June 30, 2022 and 2021, fewer than 1 million shares of common stock were purchased under the ESPP in each period for an aggregate amount of $1 million and $3 million, respectively.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period, or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the three and six months ended June 30, 2022, there was an ESPP reset that resulted in an additional expense of approximately $4 million, which is being recognized over an offering period ending May 20, 2024.

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

The provision for income taxes was $1 million for the three and six months ended June 30, 2022, and was $5 million and $7 million for the three and six months ended June 30, 2021, respectively. The year-over-year decrease in provision for income taxes was primarily related to a decrease in pre-tax earnings of the Company’s international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

Unrecognized tax benefits as of June 30, 2022 and December 31, 2021 were insignificant. Interest and penalties associated with the unrecognized tax benefits as of June 30, 2022 and December 31, 2021 were also insignificant.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All federal and state tax returns remain open to examination. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

NOTE 10. Net loss per share

The Company computes net loss per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the Company’s undistributed earnings or losses are allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

Effective August 9, 2022, all Class B common stock were converted to Class A common stock. Net loss per share for the three and six months ended June 30, 2022 and 2021 were not affected by the conversion. Refer to Note 13 – Subsequent Events for more information on the conversion of Class B common stock to Class A common stock.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator:
Net loss	$(90)	$(111)	$(150)	$(239)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	667	624	664	621
Net loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.23)	$(0.38)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
	(in millions)
Common stock options outstanding	50	70
Unvested restricted stock units outstanding(1)	80	39
Employee Stock Purchase Plan	2	3
Total	132	112

(1)
Unvested restricted stock units outstanding as of June 30, 2021 include 11 million performance-based RSUs, which were cancelled in the first quarter of 2022.

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
	(in millions)
Europe	$18	33%	$178	47%	$52	36%	$413	48%
North America(1)	28	52%	149	39%	71	49%	335	39%
South America	2	4%	17	5%	5	4%	35	4%
Other	6	11%	34	9%	16	11%	72	9%
Core marketplace revenue	$54	100%	$378	100%	$144	100%	$855	100%

(1)
United States accounted for $22 million and $57 million of core marketplace revenue for the three and six months ended June 30, 2022, respectively and $124 million and $280 million for the three and six months ended June 30, 2021, respectively.

China accounted for substantially all of marketplace and logistics revenue during the three and six months ended June 30, 2022 and 2021 based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 85% of the total long-lived tangible assets as of June 30, 2022 and December 31, 2021. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

NOTE 12. RESTRUCTURING COSTS

In February 2022, the Company’s Board approved the February 2022 Restructuring Plan (“Restructuring Plan”) to refocus the Company’s operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The Restructuring Plan includes i) reducing the Company’s headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. The Company expects the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

During the three months ended June 30, 2022, the Company recorded $2 million in impairments of lease assets and property and equipment. During the six months ended June 30, 2022, the Company recorded charges of approximately $3 million in severance and other personnel reductions costs for terminated employees and $6 million in impairments of lease assets and property and equipment. Substantially all related severance payments have been paid as of June 30, 2022.

NOTE 13. SUBSEQUENT EVENTS

On August 4, 2022, Mr. Szulcewski provided notice of his intention to resign as a member of the Company's Board, effective August 9, 2022. In tandem with his resignation notice, Mr. Szulcewski submitted a conversion notice to convert (the “Conversion”) all shares of Class B common stock of the Company he held into the same number of shares of Class A common stock of the Company, also effective August 9, 2022. The Class B common stock was entitled to twenty votes per share and the Class A common stock is entitled to one vote per share.

In accordance with the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), due to the outstanding shares of Class B common stock representing less than five percent (5%) of the aggregate number of outstanding shares of Class A common stock and Class B common stock outstanding after the Conversion, all remaining shares of Class B common stock have been automatically converted into Class A common stock immediately following the Conversion and no further Class B common stock will be issued. Additionally, all shares issuable pursuant to outstanding awards under the Company’s 2010 Stock Plan will be issuable for Class A common stock. Pursuant to the Certificate of Incorporation, the Conversion triggered various corporate governance changes as previously disclosed in the Company’s filings, which include:

•
the Board will be classified into three classes of directors with staggered three-year terms;
•
directors will be able to be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of the Common Stock; and
•
stockholders will only be able to take action at a meeting of stockholders and not by written consent.

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

Financial Results for the Three Months Ended June 30, 2022

•
Total revenue was $134 million.
•
Total cost of revenue and operating expenses were $225 million, including stock-based compensation expense of $29 million.
•
Loss from operations was $91 million.
•
Net loss was $90 million.
•
Adjusted EBITDA was a loss of $58 million or 43% of total revenue.
•
Cash and cash equivalents and marketable securities were $947 million.

As of June 30, 2022, we had an accumulated deficit of $2.7 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

During the first half of 2022, we continued to face headwinds from the rise in digital advertising costs which has among other things impacted new customer acquisition and conversion. In response to rising digital advertising costs, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed below under “Key Financial and Performance Metrics,” our monthly active users (“MAUs”) and last twelve months (“LTM”) active buyers have been negatively impacted by our decision to significantly reduce our digital advertising expenditures over the past twelve months.

Beginning late June of 2022, the Company began to ramp up digital advertising spend and initiated a number of programs which we believe could enhance the consumer experience, encourage customer acquisition, increase consumer retention, and position the Company for long-term sustainable growth.

COVID-19

As of the date of filing of this Quarterly Report, the outbreak of COVID-19, including recent and any future variants, has affected businesses worldwide, and continues to impact the major markets in which we operate. Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic and a range of external factors related to the COVID-19 pandemic that are not within our control. The COVID-19 pandemic has resulted in significant governmental measures being implemented at various times and in various geographic areas over the course of the pandemic to control the spread of the virus. Our operations as well as the operations of our third-party merchants have been, and we expect will continue to be, disrupted by varying individual and governmental responses to COVID-19 around the world and could be disrupted by future pandemics.

In addition, the COVID-19 pandemic has also disrupted the global supply chain, which may interfere with the delivery of our merchants’ products to our users. Our MAUs, LTM Active Buyers and revenue may be negatively impacted due to a combination of reasons including: (i) macroeconomic factors such as worldwide retail businesses reopening; (ii) the disruption of the global supply chain; and (iii) change in consumer spending trends.

February 2022 Restructuring Plan

In February 2022, our Board of Directors approved the Restructuring Plan to refocus our operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. We expect the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

The Restructuring Plan includes i) reducing our headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. During the three months ended June 30, 2022, we recorded charges of approximately $2 million in impairments of lease assets and property. During the six months ended June 30, 2022, we recorded charges of $3 million in severance and other personnel reductions costs for terminated employees and $6 million in impairments of lease assets and property and equipment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
MAU	23	90	25	95
LTM Active Buyers	20	52	20	52
Adjusted EBITDA	$(58)	$(67)	$(98)	$(146)
Adjusted EBITDA Margin	(43)%	(10)%	(30)%	(10)%
Free Cash Flow	$(67)	$(205)	$(215)	$(559)

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

MAUs decreased approximately 74% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 62% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

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

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-U.S. GAAP financial measure that represents our net loss before interest and other income, net (which includes foreign exchange gain or loss and gain or loss on one-time transactions recognized), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense and related payroll taxes, lease termination and impairment related expenses, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-U.S. GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure.

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

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including various cash flow metrics, net loss and our other U.S. GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Revenue	$134	$656	$323	$1,428
Net loss	(90)	(111)	(150)	(239)
Net loss as a percentage of revenue	(67)%	(17)%	(46)%	(17)%
Excluding:
Interest and other income, net	(2)	(8)	(4)	(8)
Provision for income taxes	1	5	1	7
Depreciation and amortization	2	3	4	5
Stock-based compensation expense and related employer payroll taxes(1)(2)	30	37	28	81
Lease impairment related expenses	—	6	—	6
Restructuring and other discrete items(3)	2	—	24	—
Recurring other items	(1)	1	(1)	2
Adjusted EBITDA	(58)	(67)	(98)	(146)
Adjusted EBITDA margin	(43)%	(10)%	(30)%	(10)%
(1)
Total amount for the three months ended June 30, 2022 consists of $29 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for the three months ended June 30, 2021 consists of $37 million of stock-based compensation expense. Total amount for the six months ended June 30, 2022 consists of $27 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for six months ended June 30, 2021 consists of $74 million of stock-based compensation expense and $7 million of related employer payroll taxes.
(2)
Total stock-based compensation for the six months ended June 30, 2022 decreased by $47 million compared to the six months ended June 30, 2021 primarily due to forfeitures originating from the resignation of the Company’s former CEO, reductions to the Company’s workforce as part of the Company’s February 2022 Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards.
(3)
Total amount for the three months ended June 30, 2022 includes restructuring charges consisting of $2 million in impairment of lease assets and property and equipment. Total amount for the six months ended June 30, 2022 includes a $15 million one-time discretionary cash bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO as well as restructuring charges consisting of $3 million of employee severance and $6 million in impairment of lease assets and property and equipment.

Free Cash Flow

We also provide Free Cash Flow, a non-U.S. GAAP financial measure that represents net cash used in operating activities less purchases of property and equipment. We believe that Free Cash Flow is an important measure since we use third parties to host our services and therefore we do not incur significant capital expenditures to support revenue generating activities.

Free Cash Flow has limitations as an analytical measure, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•
it is not a substitute for net cash used in operating activities;
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

Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, such as net cash used in operating activities, net loss and our other U.S. GAAP results.

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Net cash used in operating activities	$(67)	$(204)	$(213)	$(558)
Less:
Purchases of property and equipment and development of internal-use software	—	1	2	1
Free Cash Flow	$(67)	$(205)	$(215)	$(559)

Results of Operations

The following table shows our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Revenue	$134	$656	$323	$1,428
Cost of revenue(1)	92	272	217	607
Gross profit	42	384	106	821
Operating expenses:
Sales and marketing(1)	56	396	101	866
Product development(1)	46	52	112	103
General and administrative(1)	31	50	46	92
Total operating expenses	133	498	259	1,061
Loss from operations	(91)	(114)	(153)	(240)
Other income, net
Interest and other income, net	2	8	4	8
Loss before provision for income taxes	(89)	(106)	(149)	(232)
Provision for income taxes	1	5	1	7
Net loss	$(90)	$(111)	$(150)	$(239)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Cost of revenue	$3	$5	$2	$10
Sales and marketing	2	3	3	6
Product development	14	14	28	29
General and administrative	10	15	(6)	29
Total stock-based compensation	$29	$37	$27	$74

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	69%	41%	67%	43%
Gross profit	31%	59%	33%	57%
Operating expenses:
Sales and marketing	42%	60%	31%	61%
Product development	34%	8%	35%	7%
General and administrative	23%	8%	14%	6%
Total operating expenses	99%	76%	80%	74%
Loss from operations	(68)%	(17)%	(47)%	(17)%
Other income, net:
Interest and other income, net	2%	1%	1%	1%
Loss before provision for income taxes	(66)%	(16)%	(46)%	(16)%
Provision for income taxes	1%	1%	1%	1%
Net loss	(67)%	(17)%	(47)%	(17)%

Comparison of Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Core marketplace revenue(1)	$54	$378	$(324)	(86)%	$144	$855	$(711)	(83)%
ProductBoost revenue	11	50	(39)	(78)%	25	100	(75)	(75)%
Marketplace revenue	65	428	(363)	(85)%	169	955	(786)	(82)%
Logistics revenue	69	228	(159)	(70)%	154	473	(319)	(67)%
Revenue	$134	$656	$(522)	(80)%	$323	$1,428	$(1,105)	(77)%

(1)
Wish Cash liability breakage recognized within core marketplace revenue was insignificant for the three and six months ended June 30, 2022, respectively, and $21 million for the three and six months ended June 30, 2021. Refer to Note 4 to our condensed consolidated financial statements in Item 1 of Part I, "Financial Information" for additional details. In addition, Core marketplace revenue for the three and six months ended June 30, 2022 included approximately a $2 million and zero net loss, respectively and $8 million and $17 million net gains for the three and six months ended June 30, 2021, respectively, from our cash flow hedging program.

Revenue decreased $522 million, or 80%, to $134 million for the three months ended June 30, 2022 as compared to $656 million for the three months ended June 30, 2021. Revenue decreased $1.1 billion, or 77%, to $323 million for the six months ended June 30, 2022 as compared to $1.4 billion for the six months ended June 30, 2021. This decrease was attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue for the three and six months ended June 30, 2022 decreased $363 million, or 85%, and $786 million, or 82%, respectively, compared to the same period in 2021. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as well as revisions to our pricing strategy, which resulted in lower marketplace revenue per order. While we expect pricing adjustments across most geographies to have an unfavorable effect on revenues over the short term, we expect to see corresponding increases in order volume over time.

Logistics revenue for the three and six months ended June 30, 2022 decreased $159 million, or 70%, and $319 million, or 67%, respectively, compared to the same period in 2021. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Cost of revenue	$92	$272	$(180)	(66)%	$217	$607	$(390)	(64)%
Percentage of revenue	69%	41%			67%	43%
Gross Margin	31%	59%			33%	57%

Cost of revenue for the three and six months ended June 30, 2022 decreased $180 million, or 66%, and $390 million, or 64%, respectively, compared to the same period in 2021. This decrease was primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

Gross margin decreased to 31% and 33% for the three and six months ended June 30, 2022, respectively, from 59% and 57% for the three and six months ended June 31, 2021, respectively, primarily driven by a greater percentage of lower margin logistics services making up overall revenue during the first half of 2022 compared to the same period in 2021 and revisions to our pricing strategy, which resulted in lower marketplace revenue per order.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Sales and marketing	$56	$396	$(340)	(86)%	$101	$866	$(765)	(88)%
Percentage of revenue	42%	60%			31%	61%

Sales and marketing expense for the three and six months ended June 30, 2022 decreased $340 million, or 86%, and $765 million, or 88%, respectively, compared to the same period in 2021 primarily due to reduced digital advertising expenditures in order to focus our resources on other strategic initiatives.

Product Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Product development	$46	$52	$(6)	(12)%	$112	$103	$9	9%
Percentage of revenue	34%	8%			35%	7%

Product development expense for the three months ended June 30, 2022 decreased $6 million, or 12%, compared to the same period in 2021. The decrease was primarily due to a decrease in expenses associated with data warehousing, processing, and analytics.

Product development expense for the six months ended June 30, 2022 increased by $9 million or 9%, compared to the same period in 2021. The increase was primarily driven by a one-time discretionary bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
General and administrative	$31	$50	$(19)	(38)%	$46	$92	$(46)	(50)%
Percentage of revenue	23%	8%			14%	6%

General and administrative expense for the three months ended June 30, 2022 decreased $19 million, or 38%, compared to the same period in 2021. The decrease was primarily due to a decrease in employee-related costs, including stock-based compensation, driven by a reduced headcount from the Restructuring Plan and to a lesser extent, decreases in legal, audit, tax, and lease related expenses.

General and administrative expense for the six months ended June 30, 2022 decreased $46 million, or 50%, compared to the same period in 2021. The decrease was primarily related to a reversal of stock-based compensation in connection with the resignation of both our CEO and executive chair, a reduction in employee-related costs, including stock-based compensation, driven by a reduced headcount from the Restructuring Plan, and to a lesser extent, decreases in legal, audit, tax, and lease related expenses.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Provision for income taxes	$1	$5	$(4)	(80)%	$1	$7	$(6)	(86)%
Percentage of revenue	1%	1%			1%	1%

Provision for income taxes for the three and six months ended June 30, 2022 decreased $4 million, or 80%, and $6 million, or 86%, respectively, compared to the same periods in 2021. The change in provision for income taxes was primarily due to a decrease in pre-tax earnings of our international operations.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $947 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

Our material cash requirements include $185 million in accounts and merchants payable, $1 million remaining on a colocation and cloud services purchase commitment, and $23 million of facility lease obligations, of which $9 million is due within the next 12 months.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of June 30, 2022, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash used in:
Operating activities	$(213)	$(558)
Investing activities	(91)	(2)
Financing activities	(4)	—

Net Cash Used in Operating Activities

Net cash used in our operating activities for the six months ended June 30, 2022 was $213 million. This was driven by our net loss of $150 million and $105 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $42 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $106 million primarily due to lower order volumes and reduced digital advertising expenditures.

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

Net Cash Used in Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $91 million for the six months ended June 30, 2022. This was primarily due to $226 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $137 million of maturities in marketable securities.

Net cash used in investing activities was $2 million for the six months ended June 30, 2021. This was primarily due to $124 million purchases of marketable securities, partially offset by $123 million of maturities of marketable securities.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $4 million for the six months ended June 30, 2022. This was primarily due to $5 million in payments of taxes related to employee RSU settlements, offset by $1 million in proceeds from common stock purchased under the Company's ESPP.

Net cash used in our financing activities was insignificant during the six months ended 2021.

Off Balance Sheet Arrangements

For the three and six months ended June 30, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of June 30, 2022 were held primarily in cash deposits, treasuries, and corporate bonds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

Based on our overall currency rate exposures as of June 30, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2021 Form 10-K, which was filed with the SEC on March 14, 2022, the following material weaknesses were identified and remain outstanding as of June 30, 2022:

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

None of the material weaknesses described above resulted in a material misstatement to our annual or interim consolidated financial statements. However, the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Management’s Plan to Remediate the Material Weaknesses

Our remediation efforts are ongoing and we will continue our initiatives to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. Our ongoing remediation actions include: (i) hiring additional qualified accounting, financial reporting, tax and information technology personnel with public company experience; (ii) providing additional training for our personnel including the appropriate level of documentation to be maintained to support internal control over financial reporting; (iii) holding periodic SOX Steering Committee meetings which is comprised of all the top Executives of the company and whose purpose is to provide oversight of the company’s SOX program on behalf of the CEO, CFO and Management responsible for SOX Compliance, including monitoring progress of the identified deficiencies and their remediation efforts; (iv) designing and implementing controls to formalize roles and review responsibilities to align with the staff’s skills and experience and to ensure proper internal control over financial reporting; (v) enhancing and standardizing user access reviews and monitoring controls in the second quarter of 2022, where appropriate, to improve segregation of duties; and (vi) enhancing processes to monitor critical batch and interface jobs.

We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts will result in significant improvements to our internal control over financial reporting and will remediate the material weaknesses. However, material weaknesses are not considered remediated until the new controls have been operational for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement, and remediation efforts could continue beyond the fiscal year ending December 31, 2023. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

Other than enhancing and standardizing user access reviews and monitoring controls as described under “Management’s Plan to Remediate the Material Weaknesses” above, there were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. Before deciding whether to purchase shares of our Class A common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and all of the other information in this Quarterly Report on Form 10-Q. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to Our Business and Industry

Our efforts to acquire new users and engage existing users may not be successful or may be more costly than we expect, which could prevent us from maintaining or increasing our revenue.*

Our success depends on our ability to attract new users and engage existing users in a cost-effective manner. In order to acquire and engage users, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, such as our relationship with social influencers, and mobile “push” notifications, text messaging, and email. For the years ended December 31, 2021, 2020 and 2019, we spent $1.1 billion, $1.7 billion and $1.5 billion on sales and marketing, representing 53%, 67% and 77% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to comprise a substantial majority of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us anytime. Our investments in sales and marketing may not effectively reach potential users, potential users may decide not to buy through us, or user spend on our platform may not yield the intended return on investment, any of which could negatively affect our financial results.

In addition, during the first half of 2022 we continued to face headwinds from the rise in digital advertising costs which has among other things impacted new customer acquisition and conversion. In response to rising digital advertising costs, which contributed to lower marketing efficiency, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our monthly active users and last twelve months Active Buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. Starting in the third quarter of 2021, in response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (iii) improving the performance of the app. Beginning late June of 2022, we began to ramp up digital advertising spend and initiated a number of programs which we believe could enhance the consumer experience, encourage customer acquisition, increase consumer retention, and position the Company for long-term sustainable growth. We believe our continued strategy to increase users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth, but there can be no assurance that our initiatives will be successful.

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

We believe that maintaining our brand and reputation will be critical to attracting new users and encouraging users to transact on our platform. In addition to targeted online marketing, we spend a considerable amount of resources on promoting our brand and reputation. For example, starting in 2020, we began to invest in additional off-line marketing activities. Our brand promotion activities, including our proposed rebranding of Wish, may not be successful or cost effective, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur. If we do not successfully drive brand awareness, we may fail to attract new users or increase engagement with existing users and our business may not grow or may decline, all of which could harm our business, financial condition, results of operations, and prospects.

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

The transition to a new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.*

Our success depends, in part, on the effectiveness of Vijay Talwar, our recently appointed CEO who will be critical to setting and achieving our vision, strategic direction, culture, products, and technology. The CEO transition, and any related speculation and uncertainty regarding our future business strategy and direction may be disruptive to the Company and our relationships with customers and employees. If we are unable to execute an orderly transition and successfully integrate Mr. Talwar into our leadership team, revenue, operating results, and financial conditions may be adversely affected.

Additionally, Piotr Szulczewski, our founder and former CEO, has resigned from the Board, and the departure of Mr. Szulczewski as our CEO and as a member of the Board will result in a loss of institutional knowledge. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. The ability of Mr. Talwar to quickly expand his knowledge of our business, operations, and strategic plans will be critical to the Board and our management’s ability to make informed decisions about our strategic direction and operations.

If we lose the services of members of our senior management team or key employees, we may not be able to execute our business strategy.

Competition for talent in our industry and the technology industry has become increasingly intense as the current labor market to build, retain, and replace highly skilled personnel has become highly competitive. We rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or replace the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business and could affect our corporate culture. Further, in connection with the announcement of our restructuring plan, we may find it even more difficult to recruit and retain highly skilled personnel, which could harm our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Notes to Consolidated Financial Statements, Note 12. Restructuring Costs, for further discussion of our restructuring plan.

We rely on the Apple App Store and the Google Play Store to offer and promote our app. If we are unable to maintain a good relationship with such platform providers, if their terms and conditions change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, our business will suffer.

A significant portion of our users download our mobile app through the Apple App Store and the Google Play Store, and over 90% of our user activity and purchases coccur on our mobile app.

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

We generate a portion of our revenue from merchant advertising on our platform. A reduction in advertising spend by merchants could harm our business.*

We have implemented new features on our platform, such as ProductBoost and the Merchant Promotions Platform, which allow merchants to promote their listings to our users. In addition to generating revenue from merchants, these features may also result in increased purchases by users. However, not all merchants on our platform may agree with us on the value of these new features and may not use ProductBoost or the Merchant Promotions Platform, and some of our merchants could react negatively to these new features. During the initial outbreak of COVID-19, merchant advertising declined due to the shutdown of business activity in China. If we are unable to monetize existing and new features for merchants, it could have a significant impact on our business, financial condition, and prospects.

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

Since our inception in 2010, we have incurred net losses each year. We incurred net losses of $361 million, $745 million, and $129 million for the years ended December 31, 2021, 2020, and 2019, respectively, and incurred a net loss of $150 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of approximately $2.7 billion. We may not achieve or maintain profitability in the future. Our operating expenses may continue to increase in the future as we increase our efforts to expand our user base, continue to invest in the research and development of our technologies and service offerings and continue to operate as a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. Our revenue growth slowed for the year ended December 31, 2021 and may slow again, or our revenue may decline for a number of other possible reasons, including increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on growth opportunities.

Our company is evolving, and we are in the process of executing on new business strategies and restructuring efforts; if we fail to successfully execute on these strategies, our business, financial condition, and operating results could be harmed.*

Our business is undergoing significant changes and our business strategy is constantly evolving. Our success depends on our ability to adapt our business model to changing market conditions and consumer spending habits. For example, in 2021, we made a number of strategic decisions in an effort to improve our business operations and our marketplace offerings in response to the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. Nevertheless, certain elements of this shift in strategy, or any future changes to our strategy that we may make could be disruptive to our business and our employees if we do not manage the changes properly. Furthermore, continuing changes in macroeconomic trends, shifting consumer priorities, and the COVID-19 pandemic may hamper and delay our efforts by, for example, making our assumptions regarding our strategies incorrect or subject to change or causing our strategies to not have the effect and outcomes that we anticipate. The slowing of consumer discretionary spending due to macroeconomic factors could impede our turnaround efforts.

We may not successfully execute or achieve the expected benefits of our restructuring and turnaround initiatives, which could adversely affect our business.

We recently announced a turnaround and restructuring strategy which focuses on narrowing our business focus, reducing our headcount and outside spend, reviewing our real estate footprint, and a number of other cost saving measures. These restructuring initiatives are intended to focus the business on operational efficiency and right-sizing our expenses for 2022 and beyond. Although we believe these initiatives address the needs of our business and its long-term objectives, our strategy is based on certain assumptions and forecasts, which are subject to risks and uncertainties, including whether we have accurately identified the issues, whether we targeted the appropriate cost saving measures, and whether our right-sizing efforts are executed at the appropriate scale and scope. Consequently, the implementation of these restructuring initiatives may not be successful in yielding the intended results. Moreover, implementation of these initiatives may be costly and disruptive to our business, with the intended impact falling short or resulting in an overcorrection. Our cost cutting initiatives may negatively affect employee morale, which could result in personnel losses beyond the planned workforce reduction, diminished productivity, loss of institutional knowledge, and difficulty attracting highly skilled employees. The intended results of our turnaround effort may also be impacted by negative publicity about the Company and/or our restructuring initiatives, resulting in reputational harm, diminished investor confidence, and consumer backlash. These new initiatives have and may continue to require a significant amount of executive management’s time and focus, which may divert attention from other areas of our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Notes to Consolidated Financial Statements, Note 12. Restructuring Costs, for further discussion of our restructuring plan.

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

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.*

Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate globally or in specific markets where we operate, consumer discretionary spending may decline and demand for products available in our platform may be reduced. Recently, there have been some indications of deteriorating economic conditions both globally and in the markets we operate. A decrease in consumer discretionary spending would cause sales in our platform to decline and adversely impact our business. If the Company’s costs were to become subject to significant inflationary pressures, including recent inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our platforms. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations. As the world moves into new phases of the pandemic, with new variants emerging, and inflation on the rise, macroeconomic conditions may continue to trend downward for a more prolonged period than expected.

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

•
disruption of our ongoing businesses, including loss of management focus on existing businesses;
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

Additionally, the market price of our Class A common stock has been and may continue to be volatile. As a result, we have been named in lawsuits, and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or Board performance and independence. In 2021, we were named as defendants in various securities litigations: (1) In May 2021, four putative class action lawsuits were filed in U.S. federal court against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages (“IPO cases”). One of these four cases was dismissed, leaving three pending cases against the Company, which have since been related and consolidated before one judge. The lead case is Hoang v. ContextLogic, inc., and (2) in August 2021,a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO cases. We are also subject to other securities litigation, a derivative action Aviv v. Szulczewski, discussed elsewhere herein. We may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business.

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

We cannot guarantee that our efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our Class A common stock. See Item 4. “Controls and Procedures” for further discussions of the identified material weaknesses.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, some of which may arise from our restructuring and turnaround initiatives. We and our independent registered public accounting firm identified weaknesses in our internal control over financial reporting and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and our independent registered public accounting firm’s attestation reports required by the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence, negatively affect the price of our Class A common stock, and could result in our delisting on the Nasdaq. As noted previously, see Item 4. “Controls and Procedures” for further discussions of the identified material weaknesses.

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

If the U.S. government or other governments impose tariffs or other economic measures that directly or indirectly increase the price of products it imports and that we list on our platform, the increased prices could have a material adverse effect on our financial results and business. The effects of the imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action, relations and responses. Further escalation of trade, economic and geo-political tensions between the United States and its trading partners, especially China, could result in long-term changes to global trade, including retaliatory trade restrictions that restrict the international flow of products. For example, Congress is currently considering a bill that would bar packages from non-market economies (currently only China) from qualifying for tariff-free entry into the United States under the existing de minimis statute. If this bill is enacted into law, it would make importing goods from China to the United States more complicated and expensive, which could adversely affect our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

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

We may see a significant loss of revenue in France or from users in France as a result of French regulator enforcement actions.*

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

Separately, in late December 2021, authorities in France charged ContextLogic with legal violations relating to the Company’s former policy permitting merchants to use strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and is preparing to defend itself at a hearing that is currently scheduled for March 2023. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to our reputation, loss of rights, or adverse changes to our offerings or business practices in France. Any of these results could adversely affect our business. In addition, defending claims may be costly and may impose a significant burden on our management.

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
•
economic uncertainties related to sovereign debt and other debt;
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

Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and ecommerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities, quality of services and consumer protection. For example, the European Digital Services Act (DSA) which is expected to take effect in or about early 2024, intends to impose new legal obligations on online marketplaces operating in Europe in terms of both verifying and ensuring the accuracy of the information, safety, and authenticity of products posted by third-party merchants. The DSA also updates the responsibilities and liabilities of digital online services, such as the rules on illegal content, notice-and-takedown, and online targeted advertising, bringing new powers to fine in-scope eligible companies up to 6% of their global annual turnover. Some open questions in the industry still remain as to what impact the pending DSA's proactive monitoring and content moderation obligations will have on online marketplace platforms' existing liability safe harbor protections available currently under the European Union's already-in-existence eCommerce Directive (ECD). In addition, the European Union’s Market Surveillance Regulation, which took effect in July 2021, placed new obligations on online marketplaces that perform certain “fulfilment service provider” activities in Europe and was designed to reduce the availability of non-compliant products in Europe when offered by sellers outside of the region that either had or did not have an appointed authorized product compliance representative in Europe. Denmark has passed a law placing new burdens on marketplaces and giving its regulators the right to request fines and shutdowns where marketplaces are consistently unsuccessful in screening products that are unsafe or unlawful. Furthermore, the growth and development of ecommerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

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

Risks Related to Our Intellectual Property

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

Following the conversion as noted in Note 13 of Part I, Item 1 of this Quarterly Report on Form 10-Q, our directors, executive officers, greater than 5% stockholders and their respective affiliates held in the aggregate approximately 32% of the voting power of our outstanding capital stock as of August 9, 2022. Therefore, these stockholders will continue to have the ability to influence us through their ownership position, which may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.*

Future sales and issuances of our Class A common stock or rights to purchase Class A common stock could result in additional dilution to our stockholders and could cause the price of our Class A common stock to decline.

We may issue additional Class A common stock, convertible securities or other equity. We also expect to issue Class A common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our Class A common stock.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, could limit attempts to make changes in our management and could depress the price of our Class A common stock.*

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. In August 2022, Piotr Szulczewski, our founder and member of our Board of Directors until his resignation in August 2022, converted all shares of Class B common stock he held into the same number of shares of Class A common stock. Immediately following such conversion, Mr. Szulczewski’s voting power decreased to approximately 8% of the voting power of our outstanding common stock (not including outstanding options that are immediately exercisable). Additionally, following such conversion the outstanding shares of our Class B common stock constituted less than 1% of our outstanding shares of our common stock. This resulted in all other shares of Class B common stock converting automatically into the same number of shares of Class A common stock. Among other things, the provisions in our certificate of incorporation and bylaws provide:

•
in connection with the conversion noted above, our Board of Directors became classified into three classes of directors with staggered three-year terms;
•
in connection with the conversion noted above, directors are now able to be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of our common stock. Vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;
•
certain amendments to our restated certificate of incorporation or bylaws will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A and Class B common stock;
•
authorization of the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;
•
in connection with the conversion noted above, our stockholders are now only able to take action at a meeting of stockholders and not by written consent;

•
stockholders may not call special meetings of the stockholders;
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

ContextLogic Inc.

Date: August 9, 2022	By:	/s/ Vijay Talwar
Vijay Talwar
Chief Executive Officer and Director
(Principal Executive Officer)
	By:	/s/ Vivian Liu
Vivian Liu
Chief Financial Officer
(Principal Financial Officer)