Form 10-Q
period 2022-09-30
ContextLogic Inc.
filed 2022-11-09
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 677 million.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding future financial performance; implementation and execution of business strategies, including turnaround and restructuring plans; our future liquidity, operating expenditures, and financial condition; the potential impact of our marketing and product initiatives, including the global brand campaign and ad spending to support the rebrand effort; new executive hires and transitions; our continued listing on Nasdaq; new merchant programs and related outcomes; the impact of coronavirus disease 2019 (“COVID-19”) on our business; our future market position and competitive changes in the marketplace; technological advances; expected consumer behavior; the outcome of ongoing litigation; the effect of new or revised tax laws and accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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
•
The transition to a new, Interim Chief Executive Officer (“CEO”) may impact our ability to execute on our business strategy in a timely manner.
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
•
We may be involved in litigation matters or other legal proceedings or regulatory investigations that are expensive, time consuming, and may result in restrictions on our business operations.
•
We may not be able to comply with all applicable listing requirements or standards of the Nasdaq Global Select market and Nasdaq could delist our common stock.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$587	$1,009
Marketable securities	250	150
Funds receivable	13	17
Prepaid expenses and other current assets	40	48
Total current assets	890	1,224
Property and equipment, net	11	17
Right-of-use assets	7	18
Marketable securities	—	17
Other assets	3	7
Total assets	$911	$1,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56	$67
Merchants payable	121	185
Refunds liability	6	23
Accrued liabilities	143	174
Total current liabilities	326	449
Lease liabilities, non-current	11	16
Total liabilities	337	465
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of September 30, 2022 and December 31, 2021; No shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value: 3,000 Class A shares and 3,500 (3,000 Class A, 500 Class B) shares authorized as of September 30, 2022 and December 31, 2021; 675 Class A shares and 658 (593 Class A, 65 Class B) shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	3,404	3,360
Accumulated other comprehensive (loss) income	(11)	3
Accumulated deficit	(2,819)	(2,545)
Total stockholders’ equity	574	818
Total liabilities and stockholders’ equity	$911	$1,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$125	$368	$448	$1,796
Cost of revenue	91	201	308	808
Gross profit	34	167	140	988
Operating expenses:
Sales and marketing	80	147	181	1,013
Product development	42	54	154	157
General and administrative	40	29	86	121
Total operating expenses	162	230	421	1,291
Loss from operations	(128)	(63)	(281)	(303)
Other income, net:
Interest and other income, net	6	3	10	11
Loss before provision for income taxes	(122)	(60)	(271)	(292)
Provision for income taxes	2	4	3	11
Net loss	(124)	(64)	(274)	(303)
Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.41)	$(0.49)
Weighted-average shares used in computing net loss per share, basic and diluted	673	628	667	623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(124)	$(64)	$(274)	$(303)
Other comprehensive loss:
Unrealized holding gains (losses) on derivatives and marketable securities, net of tax	—	1	(5)	—
Foreign currency translation adjustment	(5)	—	(9)	—
Comprehensive loss	$(129)	$(63)	$(288)	$(303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

(unaudited)

	Three Months Ended September 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2022	670	$—	$3,383	$(6)	$(2,695)	$682
Issuance of common stock upon settlement of restricted stock units	8	—	—	—	—	—
Shares withheld related to net share settlement	(3)	—	(5)	—	—	(5)
Stock-based compensation	—	—	26	—	—	26
Other comprehensive loss, net	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(124)	(124)
Balances as of September 30, 2022	675	$—	$3,404	$(11)	$(2,819)	$574

	Nine Months Ended September 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2021	658	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	1	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	21	—	—	—	—	—
Shares withheld related to net share settlement	(6)	—	(10)	—	—	(10)
Issuance of common stock through ESPP	1	—	1	—	—	1
Stock-based compensation	—	—	53	—	—	53
Other comprehensive loss, net	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(274)	(274)
Balances as of September 30, 2022	675	$—	$3,404	$(11)	$(2,819)	$574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

(unaudited)

	Three Months Ended September 30, 2021
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2021	627	$—	$3,285	$—	$(2,423)	$862
Issuance of common stock upon exercise of options for cash	5	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	3	—	—	—	—	—
Stock-based compensation	—	—	30	—	—	30
Other comprehensive gain, net	—	—	—	1	—	1
Net loss	—	—	—	—	(64)	(64)
Balances as of September 30, 2021	635	$—	$3,315	$1	$(2,487)	$829

	Nine Months Ended September 30, 2021
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2020	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	10	—	3	—	—	3
Issuance of common stock upon settlement of restricted stock units	36	—	(5)	—	—	(5)
Net exercises of common stock warrant	1	—	—	—	—	—
Issuance of common stock through ESPP	1	—	3	—	—	3
Stock-based compensation	—	—	104	—	—	104
Other comprehensive loss, net	—	—	—	—	—	—
Net loss	—	—	—	—	(303)	(303)
Balances as of September 30, 2021	635	$—	$3,315	$1	$(2,487)	$829

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(274)	$(303)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory write downs	3	12
Depreciation and amortization	5	7
Noncash lease expense	5	10
Impairment of lease assets, property, and equipment	11	—
Stock-based compensation expense	53	104
Other	(3)	—
Changes in operating assets and liabilities:
Funds receivable	4	56
Prepaid expenses, other current and noncurrent assets	2	30
Accounts payable	(10)	(364)
Merchants payable	(64)	(238)
Accrued and refund liabilities	(36)	(181)
Lease liabilities	(6)	(11)
Other current and noncurrent liabilities	(3)	(24)
Net cash used in operating activities	(313)	(902)
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	(2)	(1)
Purchases of marketable securities	(303)	(235)
Sales of marketable securities	—	50
Maturities of marketable securities	218	202
Other	2	—
Net cash (used in) provided by investing activities	(85)	16
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	1	6
Payment of taxes related to RSU settlement	(10)	(5)
Other	—	(1)
Net cash used in financing activities	(9)	—
Foreign currency effects on cash, cash equivalents and restricted cash	(17)	—
Net decrease in cash, cash equivalents and restricted cash	(424)	(886)
Cash, cash equivalents and restricted cash at beginning of period	1,018	1,965
Cash, cash equivalents and restricted cash at end of period	$594	$1,079
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$587	$1,072
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	7	7
Total cash, cash equivalents and restricted cash	$594	$1,079
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$6	$4

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

Class B Common Stock Conversion

On August 4, 2022, Piotr Szulczewski provided notice of his intention to resign as a member of the Company's Board, effective August 9, 2022. In tandem with his resignation notice, Mr. Szulczewski submitted a conversion notice to convert (the “Conversion”) all shares of Class B common stock of the Company he held into the same number of shares of Class A common stock of the Company, also effective August 9, 2022. The Class B common stock was entitled to twenty votes per share and the Class A common stock is entitled to one vote per share.

In accordance with the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), as the remaining outstanding shares of Class B common stock represented less than five percent (5%) of the aggregate number of outstanding shares of Class A common stock and Class B common stock outstanding after the Conversion, all remaining shares of Class B common stock were automatically converted into Class A common stock immediately following the Conversion on a one-to-one basis and no further Class B common stock will be issued. Additionally, all shares issuable pursuant to outstanding awards under the Company’s 2010 Stock Plan will be issuable for Class A common stock.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2021 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022 (the “2021 Form 10-K”).

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives of long-lived assets, fair value of derivative instruments, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. As of September 30, 2022, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

Segments

The Company manages its operations and allocates resources as a single operating segment. The Company’s chief operating decision-maker is its interim Chief Executive Officer (“CEO”) who makes operating decisions, assesses financial performance and allocates resources based on condensed consolidated financial information. As such, the Company has determined that it operates in one reportable segment.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 19% and 15% of the Company’s total cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	September 30,	December 31,
	2022	2021
PSP 1	53%	62%
PSP 2	38%	32%

Services Risk — The Company serves all its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three and nine months ended September 30, 2022 and 2021.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Core marketplace revenue	$40	$183	$184	$1,038
ProductBoost revenue	11	37	36	137
Marketplace revenue	51	220	220	1,175
Logistics revenue	74	148	228	621
Revenue	$125	$368	$448	$1,796

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$42	$42	$—	$—
Marketable securities:
U.S. Treasury bills	$200	$—	$200	$—
Commercial paper	6	—	6	—
Corporate bonds	37	—	37	—
Certificates of deposit	3	—	3	—
Non-U.S. government	4	—	4	—
Total marketable securities	$250	$—	$250	$—
Prepaid and other current assets:
Derivative assets	$3	$—	$3	$—
Total financial assets	$295	$42	$253	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$8	$—	$8	$—
Total financial liabilities	$8	$—	$8	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$13	$13	$—	$—
Marketable securities:
U.S. Treasury bills	$53	$—	$53	$—
Commercial paper	39	—	39	—
Corporate bonds	57	—	57
Certificates of deposit	5	—	5
Non-U.S. government	13	—	13	—
Total marketable securities	$167	$—	$167	$—
Prepaid and other current assets:
Derivative assets	$4	$—	$4	$—
Total financial assets	$184	$13	$171	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	September 30,		December 31,
	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$251	$250	$150	$150
Due after one year through five years	—	—	17	17
Total marketable securities	$251	$250	$167	$167

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of September 30, 2022 and December 31, 2021, respectively, were insignificant.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021(1)
	(in millions)
Logistics costs(2)	$39	$56
Deferred revenue and customer deposits(3)	19	25
Wish Cash liability(4)	15	20
Sales and indirect taxes(5)	16	26
Other	54	47
Total accrued liabilities	$143	$174

(1)
The amounts previously disclosed in the Company’s 2021 Form 10-K were realigned to ensure consistency with the amounts reflected as of September 30, 2022.
(2)
Logistics costs decreased by $17 million or 30% primarily due to lower shipping volumes during the third quarter of 2022 compared to the fourth quarter of 2021.
(3)
Deferred revenue and customer deposits decreased by $6 million or 24% primarily due to lower logistics volumes during the third quarter of 2022 compared to the fourth quarter of 2021.
(4)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue during the third quarter of 2022 and the fourth quarter of 2021 was $2 and $3 million, respectively.
(5)
Sales and indirect taxes decreased by $10 million or 38% primarily due to less taxes in connection with lower order volumes during the third quarter of 2022 compared to the fourth quarter of 2021.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	September 30,	December 31,
	2022	2021
	(in millions)
Cash flow hedges	$143	$320
Non-designated hedges	36	54
Total	$179	$374

Fair Value of Derivative Financial Instruments

	September 30,		December 31,
	2022		2021
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$3	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$3	$5	$2	$1
Total derivatives	$3	$8	$4	$1

(1)
Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	September 30,	December 31,
	2022	2021
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive (loss) income before reclassifications	(8)	22
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	4	(22)
Balance at the end of the period	$(2)	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive income (loss) in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income (loss) at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three and nine months ended September 30, 2022 and 2021, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were net losses of $4 million and $8 million for the three and nine months ended September 30, 2022, respectively, and were net gains of $2 million and $13 million for each of the three and nine months ended September 30, 2021, respectively.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2025.

Total operating lease cost was $2 million and $6 million for the three and nine months ended September 30, 2022, respectively, and $3 million and $10 million for the three and nine months ended September 30, 2021, respectively. Short-term lease costs, variable lease costs and sublease income were insignificant.

In February 2022, the Company’s Board of Directors ("the Board") approved a restructuring plan, which included exiting various office leases. As a result, the Company ceased using certain office spaces. As the carrying value of the related right-of-use assets and leasehold improvements exceeded the estimated fair value, the Company recognized an impairment loss of $5 and $11 million for the three and nine months ended September 30, 2022, respectively, which is included as part of general and administrative expenses in its condensed consolidated financial statements. Of the $5 million impairment loss for the three months ended September 30, 2022, $3 million related to the impairment of operating right-of-use assets and $2 million primarily related to impairment of leasehold improvements. Of the $11 million impairment loss for the nine months ended September 30, 2022, $6 million related to the impairment of operating right-of-use assets and $5 million primarily related to impairment of leasehold improvements. See Note 12. Restructuring Costs for more information about the Company’s restructuring plan.

As of September 30, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $7 million and $18 million, respectively, and current lease liabilities in the amount of $7 million and $9 million in accrued liabilities, respectively, and $11 million and $16 million in lease liabilities, non-current, respectively.

As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term was 3 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Nine Months Ended,
	September 30,	September 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$10

The maturities of the Company’s operating lease liabilities are as follows:

September 30,
2022
Year ending December 31,	(in millions)
2022 (remaining three months)	$2
2023	7
2024	7
2025	3
Total lease payments	19
Less: imputed interest	(1)
Present value of lease liabilities	$18

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of September 30, 2022, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three and nine months ended September 30, 2022 and 2021.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of September 30, 2022, the remaining commitment under this amended agreement was approximately $82 million and is payable within the next three years.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The Company believes these lawsuits are without merit and it intends to vigorously defend them. The Company recently filed a motion to dismiss, which will not be ready for adjudication until early 2023. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time. Further, even if there was a reasonable possibility of a material loss, the Company believes the possibility of material loss with respect to each of the matters is remote.

In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. District Court for the Northern District of California alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. Plaintiff asserts claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act and is seeking monetary damages. This matter is currently stayed. The Company believes this lawsuit is without merit and it intends to vigorously defend it. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this time. Further, even if there was a reasonable possibility of a material loss, the Company believes the possibility of a material loss is remote.

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud (“DGCCRF”) issued an injunction delisting the Wish “App” from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. The injunction could expose Wish to civil and criminal penalties. The Company has challenged the injunction in court but to date the injunction has been upheld. The Company continues to challenge the merits of the injunction and will pursue the matter in French Courts. The Company believes there is a reasonable possibility of a material loss, however, a range of potential losses cannot be estimated at this time.

In December 2021, the Company became aware that authorities in France charged Wish with legal violations relating to the Company’s former practice and use of strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and is preparing to defend itself at a hearing that is currently scheduled for March 2023. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to the Company’s reputation, loss of rights, or adverse changes to the Company’s offerings or business practices in France. Any of these results could adversely affect the Company’s business. In addition, defending claims may be costly and may impose a significant burden on the Company’s management. The Company believes that the possibility of a loss is probable and management has previously disclosed the matter, however, the total amount accrued remains immaterial.

As of September 30, 2022, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in millions)			(in millions)
Balances at December 31, 2021(1)	45	$0.254	2.5	48
Granted	8	$2.398		78
Vested	—	$—		(20)
Exercised	(1)	$0.149		—
Forfeited or cancelled	(4)	$2.926		(38)
Balances at September 30, 2022	48	$0.403	0.5	68

(1)
Outstanding restricted stock units (“RSUs”) as of December 31, 2021 include 11 million performance stock units (“PSUs”), which were cancelled in February 2022.

The weighted-average grant date fair value of RSUs was $1.49 and $1.80 per share for the three and nine months ended September 30, 2022, respectively, and $7.75 and $11.15 per share for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, 32 million shares remained available for grant under the Company’s equity incentive plans, including the 2022 Inducement Plan.

Performance Stock Units

On January 31, 2022, Mr. Szulczewski resigned from his position as CEO of the Company. Due to his resignation prior to the second anniversary of the Company’s IPO, Mr. Szulczewski is no longer eligible to vest in his PSUs, and as such, the PSUs were canceled. Consequently, the Company reversed $21 million of previously recognized stock-based compensation expense related to these PSUs in the first quarter of 2022.

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

2022 Inducement Plan

In January 2022, the Company’s Board adopted and approved the 2022 Inducement Plan (“2022 Plan"). The Company intends that the 2022 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement of employment pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, LLC. The 2022 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs of the Company’s Class A common stock to the Company’s employees. Stock-based awards under the 2022 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2022 Plan.

In May 2022, the Company's Board approved an amendment to the 2022 Plan to increase the 2022 Plan reserve from 12 million to 27 million shares. As of September 30, 2022, 16 million shares under the 2022 Plan remained available for grant.

CEO transition

In January 2022, the Company entered into an employment agreement with Vijay Talwar, as the Company’s new CEO, with employment commencing on February 1, 2022. As an inducement of employment, Mr. Talwar was granted, i) 5 million RSUs with an aggregate grant date fair value of $13 million and ii) options to purchase 6 million shares of the Company’s Class A common stock at an exercise price of $2.86 per share with an aggregate grant date fair value of $12 million. These RSUs and options were granted under the 2022 Plan and would have become vested and exercisable, respectively, in periodic installments over a 4-year term, subject to the CEO’s continued employment with the Company. The option award had a term of 10 years.

In September 2022, the Company’s Board terminated Mr. Talwar from his position as CEO of the Company. As set forth in his employment agreement with the Company, Mr. Talwar was entitled to certain benefits, which included, accelerated vesting of the unvested portion of his equity awards that would have vested within twelve months of his involuntary termination. Consequently, the Company recognized $6 million of stock-based compensation expense upon the acceleration of Mr. Talwar’s equity awards on his termination date.

In September 2022, the Company entered into an employment agreement with Jun Yan, as the Company’s interim CEO, with employment commencing September 27, 2022. As an inducement of employment, Mr. Yan was granted i) 2 million RSUs with an aggregate grant date fair value of $2 million and ii) options to purchase 2 million shares of the Company’s Class A common stock at an exercise price of $0.86 per share with an aggregate grant date fair value of $1 million. These RSUs and options were granted under the 2022 Plan and will become vested and exercisable, respectively, in periodic installments over an approximate 1-year term, subject to the interim CEO’s continued employment with the Company. The option award has a term of 10 years. If Mr. Yan is terminated from his position as interim CEO within six months from his commencement of employment, 50% of both his RSU and options shall immediately vest.

Stock Option Valuation

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying shares as of the grant date, expected term, expected volatility, risk free interest rate, and dividend yield. The fair value of the options was determined using the methods and assumptions discussed below:

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

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted during the nine months ended September 30, 2022 is as follows:

Black-Scholes
Assumptions
Expected term (in years)	5.93
Risk free interest rate	2.28%
Volatility	75.53%
Dividend yield	—

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Cost of revenue	$2	$5	$4	$15
Sales and marketing	2	4	5	10
Product development	13	17	41	46
General and administrative	9	4	3	33
Total stock-based compensation(1)	$26	$30	$53	$104

(1)
Total stock-based compensation for the nine months ended September 30, 2022 decreased by $51 million compared to the nine months ended September 30, 2021 primarily due to forfeitures driven by the resignation of Mr. Szulczewski from his former position as CEO, reductions to the Company’s workforce as part of the Company’s February 2022 Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards. These reductions were partially offset by the acceleration of Mr. Talwar's equity awards upon his termination from his position as CEO.

The Company will recognize the remaining $1 million and $185 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1.0 years and 2.5 years related to options and RSUs, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on January 1, 2021 and will end in November 2022. During the nine months ended September 30, 2022 and 2021, fewer than 1 million shares of common stock were purchased under the ESPP in each period for an aggregate amount of $1 million and $3 million, respectively. No shares of common stock were purchased under the ESPP during the three months ended September 30, 2022 and 2021.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period, or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the three and nine months ended September 30, 2022, there was an ESPP reset that resulted in an additional expense of approximately $4 million, which is being recognized over an offering period ending May 20, 2024.

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

The provision for income taxes was $2 million and $3 million for the three and nine months ended September 30, 2022, respectively, and was $4 million and $11 million for the three and nine months ended September 30, 2021, respectively. The year-over-year decrease in provision for income taxes was primarily related to a decrease in pre-tax earnings of the Company’s international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

Unrecognized tax benefits as of September 30, 2022 and December 31, 2021 were insignificant. Interest and penalties associated with the unrecognized tax benefits as of September 30, 2022 and December 31, 2021 were also insignificant.

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

Effective August 9, 2022, all Class B common stock were converted to Class A common stock. Net loss per share for the three and nine months ended September 30, 2022 and 2021 were not affected by the conversion.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator:
Net loss	$(124)	$(64)	$(274)	$(303)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	673	628	667	623
Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.41)	$(0.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
	(in millions)
Common stock options outstanding	48	64
Unvested RSUs(1)	68	47
Employee Stock Purchase Plan	2	3
Total	118	114

(1)
Unvested RSUs outstanding as of September 30, 2021 include 11 million PSUs, which were cancelled in the first quarter of 2022.

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	(in millions)
Europe	$16	40%	$70	38%	$68	37%	$483	47%
North America(1)	18	45%	78	43%	89	48%	413	40%
South America	1	3%	10	5%	6	3%	45	4%
Other	5	12%	25	14%	21	12%	97	9%
Core marketplace revenue	$40	100%	$183	100%	$184	100%	$1,038	100%

(1)
United States accounted for $14 million and $71 million of core marketplace revenue for the three and nine months ended September 30, 2022, respectively and $63 million and $343 million for the three and nine months ended September 30, 2021, respectively.

China accounted for substantially all of marketplace and logistics revenue during the three and nine months ended September 30, 2022 and 2021 based on the location of the merchants’ operations.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, located in the United States were 83% and 85% of the total long-lived tangible assets as of September 30, 2022 and December 31, 2021, respectively. The long-lived tangible assets outside the United States were located in China, Canada and the Netherlands.

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

During the three months ended September 30, 2022, the Company recorded $5 million in impairments of lease assets and property and equipment. During the nine months ended September 30, 2022, the Company recorded charges of approximately $3 million in severance and other personnel reductions costs for terminated employees and $11 million in impairments of lease assets and property and equipment. All related severance payments have been paid as of September 30, 2022.

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

Financial Results for the Three Months Ended September 30, 2022

•
Total revenue was $125 million.
•
Total cost of revenue and operating expenses were $253 million, including stock-based compensation expense of $26 million.
•
Loss from operations was $128 million.
•
Net loss was $124 million.
•
Adjusted EBITDA was a loss of $95 million or 76% of total revenue.
•
Cash and cash equivalents and marketable securities were $837 million.

As of September 30, 2022, we had an accumulated deficit of $2.8 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

During the first nine months of 2022, we continued to face headwinds from the rise in digital advertising costs which has among other things impacted new customer acquisition and conversion. In response to the rising cost of digital advertising, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed below under “Key Financial and Performance Metrics,” our monthly active users (“MAUs”) and last twelve months (“LTM”) active buyers have been negatively impacted by our decision to significantly reduce our digital advertising expenditures over the past twelve months.

Beginning late June of 2022 and throughout the third quarter of 2022, the Company began to ramp up digital advertising spend and initiated a number of programs such as our corporate rebranding, which we believe could enhance the consumer experience, foster customer acquisition, increase consumer retention, and position the Company for long-term sustainable growth. However, our digital ad spending in the third quarter of 2022 is significantly lower than the spending levels in the third quarter of 2021.

COVID-19

As of the date of filing of this Quarterly Report, the outbreak of COVID-19, including recent and any future variants, has affected businesses worldwide, and continues to impact the major markets in which we operate. Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic and a range of external factors related to the COVID-19 pandemic that are not within our control. The COVID-19 pandemic has resulted in significant governmental measures being implemented at various times and in various geographic areas over the course of the pandemic to control the spread of the virus. Our operations as well as the operations of our third-party merchants have been, and we expect will continue to be, disrupted by varying individual and governmental responses to COVID-19 around the world and could be disrupted by future pandemics. In addition, the COVID-19 pandemic and governmental measures to control it, have also disrupted the global supply chain, which may interfere with the delivery of our merchants’ products to our users.

Our MAUs, LTM Active Buyers and revenue may be negatively impacted due to a combination of reasons including: (i) macroeconomic factors including changes in consumer spending trends, inflationary trends, national, regional and global recessions; (ii) the disruption of the global supply chain; and (iii) changing consumer shopping habits including the return worldwide of retail brick and mortar businesses.

February 2022 Restructuring Plan

In February 2022, our Board of Directors approved the Restructuring Plan to refocus our operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. We expect the Restructuring Plan to be substantially implemented by the end of fiscal year 2022.

The Restructuring Plan includes i) reducing our headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. During the three months ended September 30, 2022, we recorded charges of approximately $5 million in impairments of lease assets and property and equipment. During the nine months ended September 30, 2022, we recorded charges of $3 million in severance and other personnel reductions costs for terminated employees and $11 million in impairments of lease assets and property and equipment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
MAU	24	60	25	84
LTM Active Buyers	16	46	16	46
Adjusted EBITDA	$(95)	$(30)	$(193)	$(176)
Adjusted EBITDA Margin	(76)%	(8)%	(43)%	(10)%
Free Cash Flow	$(100)	$(344)	$(315)	$(903)

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

MAUs decreased approximately 60% and 70% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 65% for the three and nine months ended September 30, 2022 compared to the same periods in 2021. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Revenue	$125	$368	$448	$1,796
Net loss	(124)	(64)	(274)	(303)
Net loss as a percentage of revenue	(99)%	(17)%	(61)%	(17)%
Excluding:
Interest and other income, net	(6)	(3)	(10)	(11)
Provision for income taxes	2	4	3	11
Depreciation and amortization	1	2	5	7
Stock-based compensation expense and related employer payroll taxes(1)(2)	27	30	55	111
Lease impairment related expenses	—	—	—	6
Restructuring and other discrete items(3)	5	—	29	—
Recurring other items	—	1	(1)	3
Adjusted EBITDA	(95)	(30)	(193)	(176)
Adjusted EBITDA margin	(76)%	(8)%	(43)%	(10)%
(1)
Total amount for the three months ended September 30, 2022 consists of $26 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for the three months ended September 30, 2021 consists of $30 million of stock-based compensation expense. Total amount for the nine months ended September 30, 2022 consists of $53 million of stock-based compensation expense and $2 million of related employer payroll taxes. Total amount for nine months ended September 30, 2021 consists of $104 million of stock-based compensation expense and $7 million of related employer payroll taxes.
(2)
Total stock-based compensation and related employer payroll taxes for the nine months ended September 30, 2022 decreased by $56 million compared to the nine months ended September 30, 2021 primarily due to forfeitures driven by the resignation of Mr. Szulczewski from his former position as CEO, reductions to the Company’s workforce as part of the Company’s February 2022 Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards. These reductions were partially offset by the acceleration of Mr. Talwar's equity awards upon his termination from his position as CEO.
(3)
Total amount for the three months ended September 30, 2022 includes restructuring charges consisting of $5 million in impairment of lease assets and property and equipment. Total amount for the nine months ended September 30, 2022 includes a $15 million one-time discretionary cash bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO as well as restructuring charges consisting of $3 million of employee severance and $11 million in impairment of lease assets and property and equipment.

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

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Net cash used in operating activities	$(100)	$(344)	$(313)	$(902)
Less:
Purchases of property and equipment and development of internal-use software	—	—	2	1
Free Cash Flow	$(100)	$(344)	$(315)	$(903)

Results of Operations

The following table shows our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Revenue	$125	$368	$448	$1,796
Cost of revenue(1)	91	201	308	808
Gross profit	34	167	140	988
Operating expenses:
Sales and marketing(1)	80	147	181	1,013
Product development(1)	42	54	154	157
General and administrative(1)	40	29	86	121
Total operating expenses	162	230	421	1,291
Loss from operations	(128)	(63)	(281)	(303)
Other income, net
Interest and other income, net	6	3	10	11
Loss before provision for income taxes	(122)	(60)	(271)	(292)
Provision for income taxes	2	4	3	11
Net loss	$(124)	$(64)	$(274)	$(303)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Cost of revenue	$2	$5	$4	$15
Sales and marketing	2	4	5	10
Product development	13	17	41	46
General and administrative	9	4	3	33
Total stock-based compensation	$26	$30	$53	$104

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	73%	55%	69%	45%
Gross profit	27%	45%	31%	55%
Operating expenses:
Sales and marketing	64%	40%	40%	56%
Product development	33%	15%	34%	9%
General and administrative	32%	8%	19%	7%
Total operating expenses	129%	63%	93%	72%
Loss from operations	(102)%	(17)%	(62)%	(17)%
Other income, net:
Interest and other income, net	5%	1%	2%	1%
Loss before provision for income taxes	(97)%	(16)%	(60)%	(16)%
Provision for income taxes	2%	1%	1%	1%
Net loss	(99)%	(17)%	(61)%	(17)%

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Core marketplace revenue(1)	$40	$183	$(143)	(78)%	$184	$1,038	$(854)	(82)%
ProductBoost revenue	11	37	(26)	(70)%	36	137	(101)	(74)%
Marketplace revenue	51	220	(169)	(77)%	220	1,175	(955)	(81)%
Logistics revenue	74	148	(74)	(50)%	228	621	(393)	(63)%
Revenue	$125	$368	$(243)	(66)%	$448	$1,796	$(1,348)	(75)%

(1)
Wish Cash liability breakage recognized within core marketplace revenue was $2 million and $3 million for the three and nine months ended September 30, 2022, respectively, and $5 and $26 million for the three and nine months ended September 30, 2021, respectively. Refer to Note 4 to our condensed consolidated financial statements in Item 1 of Part I, "Financial Information" for additional details. In addition, Core marketplace revenue for the three and nine months ended September 30, 2022 included approximately a $4 million net loss for both periods and $2 million and $19 million net gains for the three and nine months ended September 30, 2021, respectively, from our cash flow hedging program.

Revenue decreased $243 million, or 66%, to $125 million for the three months ended September 30, 2022 as compared to $368 million for the three months ended September 30, 2021. Revenue decreased $1.3 billion, or 75%, to $448 million for the nine months ended September 30, 2022 as compared to $1.8 billion for the nine months ended September 30, 2021. This decrease was attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue for the three and nine months ended September 30, 2022 decreased $169 million, or 77%, and $955 million, or 81%, respectively, compared to the same periods in 2021. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as well as revisions to our pricing strategy, which resulted in lower marketplace revenue per order. While we expect pricing adjustments across most geographies to have an unfavorable effect on revenues over the short term, we expect to see corresponding increases in order volume over time.

Logistics revenue for the three and nine months ended September 30, 2022 decreased $74 million, or 50%, and $393 million, or 63%, respectively, compared to the same periods in 2021. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Cost of revenue	$91	$201	$(110)	(55)%	$308	$808	$(500)	(62)%
Percentage of revenue	73%	55%			69%	45%
Gross Margin	27%	45%			31%	55%

Cost of revenue for the three and nine months ended September 30, 2022 decreased $110 million, or 55%, and $500 million, or 62%, respectively, compared to the same periods in 2021. This decrease was primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

Gross margin decreased to 27% and 31% for the three and nine months ended September 30, 2022, respectively, from 45% and 55% for the three and nine months ended September 30, 2021, respectively, primarily driven by a greater percentage of lower margin logistics services making up overall revenue during the nine months of 2022 compared to the same period in 2021 and revisions to our pricing strategy, which resulted in lower marketplace revenue per order.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Sales and marketing	$80	$147	$(67)	(46)%	$181	$1,013	$(832)	(82)%
Percentage of revenue	64%	40%			40%	56%

Sales and marketing expense for the three and nine months ended September 30, 2022 decreased $67 million, or 46%, and $832 million, or 82%, respectively, compared to the same periods in 2021 primarily due to reduced digital advertising expenditures in order to focus our resources on other strategic initiatives.

Product Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Product development	$42	$54	$(12)	(22)%	$154	$157	$(3)	(2)%
Percentage of revenue	34%	15%			34%	9%

Product development expense for the three months ended September 30, 2022 decreased $12 million, or 22%, compared to the same periods in 2021. The decrease was primarily due to a reduction in employee-related costs, including stock-based compensation, driven by reduced headcount and decrease in expenses associated with data warehousing, processing, and analytics.

Product development expense for the nine months ended September 30, 2022 decreased by $3 million or 2%, compared to the same periods in 2021. The decrease was primarily due to a reduction in expenses associated with data warehousing, processing and analytics, offset by a one-time discretionary bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
General and administrative	$40	$29	$11	38%	$86	$121	$(35)	(29)%
Percentage of revenue	32%	8%			19%	7%

General and administrative expense for the three months ended September 30, 2022 increased $11 million, or 38%, compared to the same period in 2021. The increase was driven by severance benefits paid to the Company's former CEO (Mr. Talwar), including accelerated vesting of his equity awards, and an impairment charge of the Company's lease assets and property and equipment during the third quarter of 2022.

General and administrative expense for the nine months ended September 30, 2022 decreased $35 million, or 29%, compared to the same period in 2021. The decrease was primarily related to a reversal of stock-based compensation in connection with the resignation of both our former CEO (Mr. Szulczewski) and executive chair, a reduction in employee-related costs, including stock-based compensation, driven by a reduced headcount from the Restructuring Plan, and to a lesser extent, decreases in legal, audit, tax, and lease related expenses.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Provision for income taxes	$2	$4	$(2)	(50)%	$3	$11	$(8)	(73)%
Percentage of revenue	2%	1%			1%	1%

Provision for income taxes for the three and nine months ended September 30, 2022 decreased $2 million, or 50%, and $8 million, or 73%, respectively, compared to the same periods in 2021. The change in provision for income taxes was primarily due to a decrease in pre-tax earnings of our international operations.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $837 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

Our material cash requirements include $177 million in accounts and merchants payable, $82 million remaining on a colocation and cloud services purchase commitment, and $19 million of facility lease obligations, of which $7 million is due within the next 12 months.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of September 30, 2022, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net cash (used in) provided by:
Operating activities	$(313)	$(902)
Investing activities	(85)	16
Financing activities	(9)	—

Net Cash Used in Operating Activities

Net cash used in our operating activities for the nine months ended September 30, 2022 was $313 million. This was primarily driven by our net loss of $274 million and $113 million of unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $74 million, mainly consisting of $53 million in stock-based compensation expense and $11 million in non-cash impairment charges. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $110 million primarily due to lower order volumes and reduced digital advertising expenditures.

Net cash used in our operating activities for the nine months ended September 30, 2021 was $902 million. This was primarily driven by our net loss of $303 million and $732 million unfavorable net working capital changes, which was partially offset by non-cash expenses of $133 million, mainly consisting of $104 million in stock-based compensation expense. Unfavorable working capital movement was mainly driven by accounts payable, merchants payable and accrued and refund liabilities. Accounts payable decreased by $364 million primarily due to our decision to significantly reduce digital advertising expenditures and the timing of payments and shorter vendor payment terms. Earlier during the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $238 million primarily due to lower volumes driven by reduced digital advertising expenditures that resulted in lower MAUs and LTM Active Buyers.

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $85 million for the nine months ended September 30, 2022. This was primarily due to $303 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $218 million of maturities in marketable securities.

Net cash provided by investing activities was $16 million for the nine months ended September 30, 2021. This was primarily due to $252 million in maturities and sales of marketable securities, partially offset by purchases of $235 million of marketable securities.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $9 million for the nine months ended September 30, 2022. This was primarily due to $10 million in payments of taxes related to employee RSU settlements, offset by $1 million in proceeds from common stock purchased under the Company's ESPP.

Net cash used in our financing activities was insignificant during the nine months ended September 30, 2021.

Off Balance Sheet Arrangements

For the three and nine months ended September 30, 2022 and 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates, including those listed below on an ongoing basis. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of September 30, 2022 were held primarily in cash deposits, treasuries, and corporate bonds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

The credit risk of our foreign exchange derivative contracts is minimized since contracts are not concentrated with any one financial institution and all contracts are only placed with large financial institutions. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and cash flows hedged. The fair value of foreign exchange derivative contracts is reported in the condensed consolidated balance sheets. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. Refer to Note 5 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Statements” for more information related to our derivative financial instruments.

Based on our overall currency rate exposures as of September 30, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2021 Form 10-K, which was filed with the SEC on March 14, 2022, the following material weaknesses were identified and remain outstanding as of September 30, 2022:

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

The remediation measures we have taken to date include:

i.
hiring and continuing to hire additional qualified accounting, financial reporting, tax and information technology personnel as well as increasing third-party consultants with public company and internal control over financial reporting experience including a new Chief Executive Officer with a deep understanding of ecommerce and cross border business, a technical project manager to assist with communicating, documenting, and assisting with the remediation of deficiencies, and additional resources to test internal controls;
ii.
providing additional training for our personnel including the appropriate level of documentation to be maintained to support internal control over financial reporting;
iii.
holding periodic SOX Steering Committee meetings which are comprised of all the top Executives of the Company and whose purpose is to provide oversight of the Company’s SOX program on behalf of the CEO, CFO and Management responsible for SOX Compliance, including monitoring progress of the identified deficiencies and their remediation efforts;
iv.
designing and implementing controls to formalize roles and review responsibilities to align with the staff’s skills and experience and to ensure proper internal control over financial reporting;

Measures specifically taken during the quarter ended September 30, 2022 include:

v.
continuing to enhance and standardize user access reviews and monitoring controls to improve segregation of duties, and more comprehensively review user and privileged access to financial applications, programs and data to appropriate Company personnel;
vi.
continuing to enhance processes to monitor critical batch and interface jobs;
vii.
holding periodic meetings with the Audit Committee to communicate deficiencies, discuss the overall remediation plan, and discuss progress made against the approved plan;
viii.
performed a comprehensive reassessment of financial reporting risks relevant to our consolidated financial statements, including identification of financially relevant systems and business processes at the financial statement assertion level, to facilitate the design and implementation or enhancement of existing controls to address the identified risks;
ix.
enhancing the oversight and review of non-recurring transactions to include consistent communication between functional areas, support consistent documentation of conclusions reached, and retention of evidence supporting the operation of control activities;
x.
enhancing our IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls, enhancing testing and approval controls for program development, and implementing more robust IT policies and procedures over change management and computer operations.

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

Changes in Internal Control over Financial Reporting

As described above under “Management’s Plan to Remediate the Material Weaknesses”, there were changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The transition to a new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.*

Our success depends, in part, on the effectiveness of our new interim CEO, and a permanent CEO once such CEO is appointed. The CEO will be critical to executing on and achieving our vision, strategic direction, culture, products, and technology. Our capacity to identify and appoint a suitable permanent CEO in a timely manner will be essential to relieve any related speculation and uncertainty regarding our ability to execute the Company’s future business strategy. Likewise, the permanent CEO search and subsequent transition may be disruptive to the Company and our relationships with customers and employees. If we are unable to execute an orderly transition and successfully integrate the new CEO into our leadership team, revenue, operating results, and financial conditions may be adversely affected.

Additionally, Piotr Szulczewski, our founder and former CEO, resigned from the Board, and the departure of Mr. Szulczewski as our CEO and as a member of the Board has resulted in a loss of institutional knowledge. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. The ability of the new CEO to quickly adapt to and understand our business, operations, and strategic plans will be critical to the Board and our management’s ability to make informed decisions about our strategic direction and operations.

If we lose the services of members of our senior management team or key employees, we may not be able to execute our business strategy.

Competition for talent in our industry and the technology industry has become increasingly intense as the current labor market to build, retain, and replace highly skilled personnel has become highly competitive. We rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or replace the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there have been and may continue be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business and could affect our corporate culture. Further, in connection with the announcement of our restructuring plan, we may find it even more difficult to recruit and retain highly skilled personnel, which could harm our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Notes to Consolidated Financial Statements, Note 12. Restructuring Costs, for further discussion of our restructuring plan.

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

Historically, our merchants in China have benefitted from lower shipping costs due to the Universal Postal Union Treaty (“UPU”). Certain expected changes to UPU postal rates that went into effect in July 2020 and other expected changes that will be implemented in the future are likely to increase the shipping rates our merchants incur to ship products from China. Further, the European Commission is considering a legislative proposal from trade industry associations to eliminate de minimis thresholds for customs entry, which if later enacted, would limit packages from several countries from qualifying for tariff-free entry into the EU-27 under existing de minimis laws, thus making importing goods from any country to the European Union more complicated and expensive. The actions we have taken in our logistics program to mitigate these increased costs may not be successful over the long term. If there are increases in shipping costs, including rising oil and gas prices, the sales price of products on our platform could increase, which could reduce the volume of transaction activity on our platform to decrease and may consequently have a negative impact on our results of operations.

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

Since our inception in 2010, we have incurred net losses each year. We incurred net losses of $361 million, $745 million, and $129 million for the years ended December 31, 2021, 2020, and 2019, respectively, and incurred a net loss of $274 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of approximately $2.8 billion. We may not achieve or maintain profitability in the future. Our operating expenses may continue to increase in the future as we increase our efforts to expand our user base, continue to invest in the research and development of our technologies and service offerings and continue to operate as a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. Our revenue growth slowed for the year ended December 31, 2021 and may slow again, or our revenue may decline for a number of other possible reasons, including increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on growth opportunities.

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

We rely on our merchants to offer products that appeal to our existing and potential users at attractive prices. Our ability to provide popular products on our platform at attractive prices depends on our ability to develop mutually beneficial relationships with our merchants. For example, we rely on our merchants, most of whom are based in China, to make available sufficient inventory and fulfill large volumes of orders in an efficient and timely manner to ensure a positive user experience. Merchants can leave our platform at any time, so we may experience merchant attrition in the ordinary course of business resulting from several factors, such as losses to competitors, perception that marketing on our platform is ineffective, reduction in our or merchants’ marketing budgets, and the penalties we impose on merchants for failing to comply with our policies. We have had, and may continue to have, disputes with merchants with respect to their compliance with our delivery requirements, quality control policies and measures, and the penalties imposed by us for violation of these policies or measures, which may cause them to be dissatisfied with our platform or to legally challenge the enforceability of our terms. If we experience significant merchant attrition, or if we are unable to attract new and geographically-diverse merchants, our revenue and results of operations may be materially and adversely affected. For example, during the initial outbreak of COVID-19, many of our merchants based in China were adversely impacted, which had a negative impact on the supply of inventory on our marketplace and our merchants based in China continue to be adversely impacted. In addition, our agreements with merchants also typically do not restrict them from establishing or maintaining business relationships with our competitors. Furthermore, the European Commission is considering a legislative proposal from trade industry associations to eliminate de minimis thresholds for customs entry. If the European Commission were to adopt these recommendations, it would bar or limit packages from numerous countries from qualifying for tariff-free entry into the EU-27 under existing de minimis laws, and make importing goods from any country to the European Union more complicated and expensive, potentially adversely affecting our business.

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

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed unprecedented restrictions on travel and business operations, and there were business closures and a substantial reduction in economic activity in countries that had significant outbreaks of COVID-19. While many of the restrictions have been lifted, we cannot be certain that such restrictions will not be reinstituted in the future.

Our operations and performance depend significantly on global and regional economic conditions, and the outbreak of COVID-19 has had a significant negative effect on global and regional economies. Further, the ability of our merchants to offer products and make available sufficient inventory in an efficient manner may be adversely affected by the health impacts, travel restrictions, required social distancing, and other governmental mandates due to COVID-19 that continue to remain in place, which could negatively impact our users’ experience and cause our revenue and reputation to decline. Additionally, due to the continuing economic impacts caused by COVID-19, consumer discretionary spending has been adversely affected, which may cause the demand for the products available on our platform to be reduced and our revenue to decline.

We were conducting business with substantial restrictions, such as remote working and limited employee travel, among other modifications and some of those restrictions continue to remain in place. While our business occurs over an online platform, which allows us to support our merchants and users virtually, we cannot be certain that our ability to service our merchants and users will not be adversely affected by COVID-19. We also continue to see disruption in the supply chain that is affecting delivery times.

At the beginning of the COVD-19 pandemic, we benefited from greater mobile usage and less competition from physical retail as a result of shelter-in-place mandates. We also benefited from increased user spending due to U.S. government stimulus programs.

TThe extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the lifting of, or reinstitution of, travel restrictions, changes to consumer ecommerce activity in response to evolving governmental mandates that impact brick-and-mortar stores, supply chain and logistical challenges, global unemployment rates, shifting priorities of regulatory agencies in response to the pandemic, the development and distribution of vaccines, and the effectiveness of actions taken in the United States and other countries to prevent, contain, and treat the disease and its variants. The pandemic may have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the COVID-19 Pandemic” for a further discussion of the impact of the COVID-19 pandemic on our business.

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

Our future performance depends on our employees, including key engineering and product development personnel. Competition for key personnel is intense, especially in the San Francisco Bay area where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment and fluctuations in and negative pressure on our stock price may make it more difficult to attract, retain, and motivate employees.

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

Macroeconomic conditions may adversely affect our business. If general economic conditions deteriorate globally or in specific markets where we operate, consumer discretionary spending may decline and demand for products available in our platform may be reduced. Recently, there have been some indications of deteriorating economic conditions both globally and in the markets we operate. A decrease in consumer discretionary spending would cause sales in our platform to decline and adversely impact our business. If the Company’s costs were to become subject to significant inflationary pressures, including recent inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates are affecting consumers’ willingness to make discretionary purchases on our platforms. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations. As the world moves into new phases of the pandemic, with new variants emerging, and inflation on the rise, macroeconomic conditions may continue to trend downward for a more prolonged period than expected.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, some of which may arise from our restructuring and turnaround initiatives. We and our independent registered public accounting firm identified weaknesses in our internal control over financial reporting and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and our independent registered public accounting firm’s attestation reports required by the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence, negatively affect the price of our Class A common stock, and could result in our delisting on Nasdaq. As noted previously, see Item 4. “Controls and Procedures” for further discussions of the identified material weaknesses.

Risks Related to our International Operations

Economic tension between the United States and China, or between other countries, may intensify and the United States, China, or other countries may adopt drastic measures in the future that impact our business.*

Our merchants source a large percentage of the products we list on our platform from China and other countries outside the United States and Europe. Additionally, most of our merchants, and some of our operations, are located in China, making the price and availability of products on our platform susceptible to international trade risks and other international economic conditions.

If the U.S. government or other governments impose tariffs or other economic measures that directly or indirectly increase the price of products it imports and that we list on our platform, the increased prices could have a material adverse effect on our financial results and business. The effects of the imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action, relations and responses. Further escalation of trade, economic and geo-political tensions between the United States and its trading partners, especially China, could result in long-term changes to global trade, including retaliatory trade restrictions that restrict the international flow of products. For example, the European Commission is considering a legislative proposal from trade industry associations to eliminate de minimis thresholds for customs entry. If the European Commission were to adopt these recommendations, it would bar or limit packages from numerous countries from qualifying for tariff-free entry into the EU-27 under existing de minimis laws, and make importing goods from any country to the European Union more complicated and expensive, potentially adversely affecting our business. We also cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

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

One of our subsidiaries, ContextLogic B.V., received a payments institution license in 2021 from its regulatory authority, De Nederlandsche Bank. This license permits ContextLogic B.V. to operate as a payment service provider (including acquiring and executing payment transactions, as referred to in the Revised Payment Services Directive (“2015/2366/EU”) in the Netherlands. In addition, ContextLogic B.V. can offer its payment services in all other countries of the European Economic Area (“EEA”) on the basis of a European passport. As a regulated financial institution, ContextLogic B.V. is in compliance and will continue to comply with financial services regulations within the European Union, including those relating to anti-money laundering, combating the financing of terrorism, bribery, forced labor, human trafficking, slavery, and sanctioned or prohibited persons or regions.

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

We have since challenged the injunction in French Administrative Courts and Appellate Courts. While the courts have upheld the injunction, we continue to pursue other legal challenges available to us.

Meanwhile, the injunction has had significant effects on our revenues from France as we are unable to acquire new users on the App, old users may be precluded from upgrading or updating their app, and mobile or web users are unable to find us or navigate to us from the main search engines in France. In addition, we have ceased ad spend in France as a direct and proximate result of the injunction as there is no return on such an investment nor would we recoup any revenue from ad spending. We anticipate that in 2022 we may lose as much as 80-85% of our marketplace revenue in France as a result of the injunction if the delisting injunction is not ended, lifted or otherwise overruled.

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

In the United States, federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about users or their devices. For example, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020 and introduced substantial changes to privacy law for businesses that collect personal information from California residents. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. And on November 3, 2020, California passed the California Privacy Rights Act (the “CPRA”). The CPRA, which will not be fully in effect until January 1, 2023, amends and expands the CCPA, including the introduction of sensitive personal information as a new regulated dataset in California that is subject to new disclosure and purpose limitation requirements. Additionally, the Virginia Consumer Data Protection Act (the “VCDPA”) will become effective on January 1, 2023. The Colorado Privacy Act and the Connecticut Data Privacy Act will become effective on July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. Other states may decide to adopt similar laws in the future. Additionally, the U.S. Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

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

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.*

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules, and regulations applicable to us and our business, including those relating to the internet and ecommerce, internet advertising and price display, consumer protection, anti-corruption, economic and trade sanctions, tax, payments, banking, data security, network and information systems security, data protection and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our services, limit marketing methods and capabilities, affect our margins, increase costs or subject us to additional liabilities. For example, as a result of the initial outbreak of COVID-19, consumer protection authorities demanded rapid and decisive changes in the way that Wish screens and handles product listings that potentially violate various laws, including emergency price caps on certain items. We believe we have legal grounds to satisfy current requests or prevail against associated fines and penalties, and we intend to vigorously defend such fines and penalties.

Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and ecommerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities, quality of services and consumer protection. For example, the European Digital Services Act (DSA) which is expected to take effect in or about early 2024, intends to impose new legal obligations on online marketplaces operating in Europe in terms of both verifying and ensuring the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also updates the responsibilities and liabilities of digital online services, such as the rules on illegal content, notice-and-takedown, and online targeted advertising, bringing new powers to fine in-scope eligible companies up to 6% of their global annual turnover. In addition, the European Union’s Market Surveillance Regulation, which took effect in July 2021, placed new obligations on online marketplaces that perform certain “fulfilment service provider” activities in Europe and was designed to reduce the availability of non-compliant products in Europe when offered by sellers outside of the region that either had or did not have an appointed authorized product compliance representative in Europe. Denmark has passed a law placing new burdens on marketplaces and giving its regulators the right to request fines and shutdowns where marketplaces are consistently unsuccessful in screening products that are unsafe or unlawful. Furthermore, the growth and development of ecommerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally. For instance, based upon the results of the EU-wide screening of online reviews that triggered doubts about the validity of the reviews, amendments to the EU’s Unfair Commercial Practices Directive that took effect on May 28, 2022 mandated additional obligations on online platforms and marketplaces that host user-customer reviews regarding third-party products. Such new obligations created greater disclosure, transparency, reactionary reporting, and policy enforcement requirements on online platforms and marketplaces in the area of user reviews, designed to prevent the risks of the reviews being fake, false, or misleading.

Likewise, the Securities and Exchange Commission (the “SEC”), the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries as well as certain regions. U.S. trade sanctions relate to transactions with designated foreign countries and territories, including Cuba, Iran, North Korea, Syria, the Crimea and recently annexed Luhansk and Donetsk regions of Ukraine, as well as specifically targeted individuals and entities that are identified on United States’ and other blacklists, and those owned by them or those acting on their behalf. Further, In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on the Company, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, could have an adverse effect on our business. We have established a trade and screening compliance program designed to increase our compliance with these economic and trade restrictions, as well as export and import control regimes. However, these laws and regulations are complex and subject to frequent change, including with respect to jurisdictional reach and the lists of countries, entities, individuals and technologies subject to sanctions and other regulatory controls, including direct and indirect obligations around Know-Your-Customer and Know-Your-Business type screening for online marketplace platforms. For example, on June 21, 2022, the Uyghur Forced Labor Prevention Act (UFLPA) went into effect in the US. This law, among other things, establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People’s Republic of China, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. We may incur significant costs related to current, new or changing sanctions, embargoes, export controls programs or other restrictions and disclosure requirements, as well as negative publicity, investigations, fines, fees or settlements, which may be difficult to predict. We also could face increased compliance costs and risks as our merchant-base and logistics offerings expand globally and into additional business areas, such as within South East Asia.

Anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, to private persons to obtain or retain business or an improper business advantage. Similarly, global anti-money laundering laws and regulations generally prohibit exchanging money or assets that were obtained criminally for money or other assets that are clean, including money that is used to fund terrorism, howsoever obtained. Although we have policies and procedures in place designed to promote compliance with these laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures or violate applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation and damage to our reputation and the value of our brand.

Additionally, the law relating to liability of online service providers is currently unsettled at both a national and global level. Lawmakers and governmental agencies have in the past and could in the future require changes in the way our business is conducted, including with explicit obligations to inspect and screen content and products or implicit obligations that might stem from increased legal liability for online service providers, including online marking and labeling requirements. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

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

State and local taxing authorities in the United States have identified ecommerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. U.S. states began enacting related legislation with effective dates in early 2018 and in June 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an ecommerce platform to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. All U.S. states have since followed suit in enacting similar legislation.

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

Risks Related to Our Class A Common Stock

We may not be able to comply with all applicable listing requirements or standards of the Nasdaq Global Select Market and Nasdaq could delist our common stock.*

Our common stock is listed on the Nasdaq Global Select Market and, in order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On October 28, 2022, we received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price of our common stock closed below the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market.

If we do not regain compliance within the 180 calendar day period, we may qualify for an additional 180 calendar day compliance period if we transfer the listing of our common stock to the Nasdaq Capital Market and meet certain requirements. If we do not qualify for, or fail to regain, compliance during the second compliance period, then our common stock will be subject to delisting, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Hearings Panel.

In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement, which may include seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that the reverse stock split would be approved by our shareholders. Additionally, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Further, even if the reverse stock split is approved by our shareholders, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing rules.

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
•
certain amendments to our certificate of incorporation or bylaws will require the approval of two-thirds of our common stock;
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

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Certificate of Retirement of the Class B Common Stock.
10.1*	Offer letter, dated September 8, 2022, between the Registrant and Jun Yan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: November 9, 2022	By:	/s/ Jun Yan
Jun Yan
Interim Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Vivian Liu
Vivian Liu
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)