Form 10-K
period 2022-12-31
ContextLogic Inc.
filed 2023-02-27
CIK 1822250

s-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock as reported by the Nasdaq Global Select Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $754 million, based upon the closing sale price of such stock on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director, and holder or 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2023, the number of shares of the registrant’s Class A common stock outstanding was 695 million and there were no shares of the registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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
●
The transition to our new Chief Executive Officer (“CEO”) may impact our ability to execute on our business strategy in a timely manner.
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

iii

PART I

Item 1. Business.

Overview

Wish brings an affordable and entertaining shopping experience to millions of consumers around the world. Since our founding in San Francisco in 2010, we have become one of the largest global ecommerce platforms, connecting millions of value-conscious consumers to hundreds of thousands of merchants globally. Wish combines technology and data science capabilities and an innovative discovery-based mobile shopping experience to create a highly-visual, entertaining, and personalized shopping experience for its users.

Wish’s mission “Bargains Made Fun, Discovery Made Easy” represents the company’s commitment to a unique, discovery-based shopping experience, where consumers can scroll through a varied product selection that is driven by personalization technology and complemented by robust merchandising. Wish users engage with our app in a similar manner to how they engage with social media, which is scrolling through visually-rich and interactive content. To enhance user engagement, we incorporate fresh gamified features, rich user-generated content including photos, videos, and reviews, and a wide range of relevant products to make shopping more entertaining.

We also built Wish to empower merchants around the world. While the majority of the merchants on our platform are currently based in China, we are continuing to expand our merchant base around the world. Through our diversified and global merchant base, we are able to offer greater depth and breadth of categories and products. We provide our merchants with immediate access to our global base of monthly active users (“MAUs”) and a comprehensive suite of merchant services, including demand generation and engagement, data intelligence, promotional and logistics capabilities, integration partnerships, as well as business operations support, all in a cost-efficient manner.

We launched Wish Local in 2019 to help local retailers increase their online reach and discovery, drive foot traffic, and generate additional sales by leveraging the Wish marketplace platform. Our Wish Local partners also serve as Wish Pickup locations for online Wish orders, which enables us to efficiently expand our fulfillment footprint around the world.

Our data science capabilities provide us with a unique competitive advantage. Our proprietary algorithms analyze a rich and growing data set of transactions and historical behaviors of both users and merchants to drive continuous optimization on the platform and inform key business decisions on a daily basis. Our machine learning technology enables personalization at the individual user level at a massive scale and drives significant advantages across all aspects of our business operations, including user acquisition, user experience, user-generated content, merchant insights, and user and merchant support.

Our proprietary data and technology also create powerful network effects. The scale of our user base and active global merchants means we accumulate significant data across user and merchant activities, which we believe strengthens our data advantage, and creates an even better experience for everyone on our platform, which in turn can attract more users and merchants. As more users come to Wish, driven by the affordable value proposition and differentiated shopping experience, we can drive more sales to our merchants. Our large user base also drives our user-generated feedback loop of ratings, reviews, photos, and videos, which results in greater user engagement. As more merchants succeed on Wish, more merchants join the platform to grow their businesses, broadening our product selection which, in turn, improves the user experience. This flywheel effect has driven tremendous value to both users and merchants and has made Wish one of the largest ecommerce marketplaces in the world.

The Wish Platform

Our global ecommerce platform connects over 24 million MAUs in over 60 countries to approximately 170,000 active global merchants. We define MAUs as the number of unique users that visited the Wish platform, either on our mobile app, mobile web, or on a desktop, during the month. An active user is identified by a unique email-address; a single person can have multiple user accounts via multiple email addresses. We determine our number of active global merchants by counting the total number of merchants who have sold at least one order on the Wish platform, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months.

Our vision is to unlock the vast potential of ecommerce for the underserved, value-oriented consumer by making the Wish platform affordable, open, and accessible to all users and merchants in many countries around the world. We do this through our relentless focus on product, technology, data science, and logistics. For our users, we are revolutionizing the mobile shopping experience by making it affordable, relevant, personalized, and entertaining. For our merchants, we offer immediate, cost-efficient access to our global user base, scaled data, and technology platform, as well as a comprehensive suite of merchant services to help run their businesses and drive sales. To serve our global and diversified user and merchant base, we approach our platform development with a specific geographic focus, enabling an authentic, localized experience.

Value Proposition to Wish Users

We have democratized ecommerce by making it:

•
Affordable. Price is the single most important determinant when making a purchase for a substantial portion of the global population, and we aim to serve the affordability needs of these value-conscious consumers. The merchants on our platform offer primarily unbranded products that can be deeply discounted as compared to branded alternatives across several categories. Our Wish Standards program, which measures the performance of merchants in areas that matter to consumers the most, promote higher quality merchants and products on our platform. This allows us to offer a vast selection of high-quality items at competitive prices, a value proposition that attracts our millions of MAUs to our platform.
•
Accessible. We built Wish to be mobile-first so any consumer around the world can easily access our shopping platform on a mobile device. Over 90% of our user activity and purchases occur on our mobile app.
•
Everywhere. To better serve our global user base, we localize various features on our online platform and tailor our experience to each respective market through, for example, making it accessible in different languages and providing country-specific payment methods. This localization is designed to improve the engagement of our large, diverse user base, in addition to connecting our users with approximately 25,000 local brick-and-mortar Wish Local stores.

We have re-invented the online shopping experience to be:

•
Mobile-First. Wish was built for mobile. Our application is image-rich, with minimal search input or text-based interactions. Over 90% of our user activity and purchases occur on our mobile app.
•
Discovery-Based. Our platform is designed to make it easy to navigate a vast selection of products when users do not have a specific item or brand in mind. Unlike other ecommerce platforms where consumers often visit with a predetermined purchase intent for specific items, our navigational and entertaining shopping experience gives us the ability to create purchase intent in our users across a diverse set of products and categories. Approximately 70% of the sales on our platform do not involve a search query and instead come from personalized browsing.
•
Personalized. Personalized shopping experience is powered by machine learning technology. The more users that engage with the Wish platform, the smarter and more intuitive their product feed gets, so no two interfaces are ever the same. We deliver personalized and curated products to our users and help them discover desired products quickly.
•
Entertaining. We have transformed the user experience to make shopping on Wish as engaging and entertaining as browsing on social media. We utilize highly-personalized feeds with a wide range of relevant products as well as gamified, interactive, and social features to increase the length and frequency of a user’s sessions and drive increased engagement.

Value Proposition to Wish Merchants

Accessible and Cost-Efficient Ecommerce Platform. We give our merchants immediate access to our global base of millions of MAUs and a comprehensive suite of merchant services in a cost-efficient manner to help them run their businesses and grow sales. We empower these highly capable merchants offering quality products at compelling values and unlock this supply of goods to consumers globally.

In addition, we give our merchants the following merchant services:

Demand Generation and Engagement

•
Global Reach for Online Merchants. Wish gives merchants immediate access to millions of MAUs across more than 60 countries, with a significant user footprint in the United States ("U.S.") and Europe. We help our merchants reach these users in a highly targeted and cost-efficient manner.
•
Promotion. Wish merchants can amplify their reach and sales by utilizing our native advertising tool, ProductBoost. We utilize data science to optimize ad placement, target users, and maximize the merchant’s return on ad spend.

User-Generated Content Creation. User-generated content that is particular, authentic, and localized can meaningfully improve user engagement and increase the purchases of products on our platform. Our value-conscious users rely on user-generated content such as reviews, ratings, photos, and videos, rather than brand recognition, when making purchase decisions. Our data science technology prioritizes items with favorable reviews, higher ratings and shipping history, connecting buyers with high-quality merchants and enhancing both the user and merchant experience.

Data Intelligence

•
Data Insight. We provide our merchants with a comprehensive data set to run their businesses through the Wish Merchant Dashboard. This dashboard helps our merchants improve their performance in terms of total impressions, overall sales, product assortment, service quality, fulfillment, shipping needs, and refunds, among others.
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
•
Wish Local Partners. Through our Wish Local partnerships, our Wish Local partners also serve as Wish Pickup locations for online Wish orders. These Wish Local stores effectively give us a fulfillment footprint around the world without owning any real estate.

Business Operations

•
Optimization Tools, Services, and Education. We provide tools, services, and ongoing education to our merchant base to help them improve their business operations and drive greater success.
•
Merchant Support. Wish assists merchants with international trade compliance, payment processing, user support, and certain other services.

Data Science

Our machine learning and data science capabilities drive all aspects of our business. Our data advantage comes from our rich and growing data set of historical and recent user and merchant behaviors and transactions, and deep understanding of our millions of MAUs and approximately 170,000 active global merchants. All of this feeds into a proprietary data science algorithm that we continuously optimize for more intelligent insights and decision making.

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
•
User-Generated Content: Our platform offers mostly unbranded goods. Our value-conscious users rely on user-generated content such as reviews, ratings, photos, and videos, rather than brand recognition, when making purchase decisions. This makes the user-generated content on our platform an important source of trust and quality for our largely unbranded product selection.
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
•
Logistics: We leverage data science to improve transparency and logistics operational efficiency for our merchants, while also reducing shipping time and improving delivery reliability for our buyers.
•
User and Merchant Support: We use data to understand what a user or merchant is likely to need help with in order to improve the quality of support and maximize cost efficiency of providing such support.

Our Customers

We generate revenue from marketplace and logistics services provided to our customers. We consider both the merchant and the user to be our customers. We provide a mix of marketplace services to merchants. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide a range of merchandising services including ProductBoost to help merchants promote their products within our marketplace. Our logistics offering for merchants, introduced in 2018, is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

Sales and Marketing

Our sales and marketing capabilities represent a core competency that is essential to the success of the Wish platform. We are focused on continuing to acquire and retain new users and build brand awareness efficiently. Our advertising costs to acquire new users constituted 77% of our sales and marketing expenses, and sales and marketing expenses constituted 35% of our operating expenses, in 2022. We have extensive experience in cost-effective, data-driven digital marketing and user acquisition. We also design innovative marketing programs that help increase brand awareness by targeting people who we believe have a higher propensity to engage with our platform and buy from our merchants. We continue to partner with various social-media platforms to ensure we gain exposure with broader audiences.

As discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our MAUs and last-twelve-months active buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures in 2021 to focus our resources on other strategic initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (iii) improving the performance of the app. We believe our continued strategy to improve users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth.

We currently acquire new users through a variety of marketing channels including social media, search engine optimization, affiliate marketing, and brand-oriented marketing campaigns. We rely on our data to understand consumer behavior and long term value of the consumer which guide our acquisition strategy. We also utilize data in determining how best to engage our users and seek to optimize the mode, timing and frequency of interactions across our mobile app, push notifications, and emails.

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

As a company, we invest substantial resources in research and development to drive core technology innovation and bring new products to market. As of December 31, 2022, 50% of our total headcount was involved in research and development and related activities.

Our Competition

We compete for both users and merchants. For users, we compete on the basis of affordability and user experience. For merchants, we compete on the basis of providing profitable distribution, an end to end platform and global reach.

Our online competitors include large, global ecommerce platforms such as Amazon, Alibaba, Pinduoduo, Shein, and Shopify as well as more traditional discount retailers such as Walmart and Target. Our offline competitors also include scaled discount retailers that offer heavily discounted and off-season products, such as Dollar General and TJ Maxx. We are able to compete for users based on our massive product selection, low prices and daily discounts, deeply-personalized and differentiated shopping experience powered by our data science and optimized for the mobile device, and entertainment derived from various engaging and interactive features of our platform.

Intellectual Property

We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology through a combination of trademarks, domain names, copyrights, trade secrets, patents, and confidentiality agreements with employees and third parties. We pursue the registration of our copyrights, trademarks, service marks, and domain names in the U.S. and in certain locations outside the U.S. Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on a combination of trade secret, copyright, trademark and, to a lesser extent, patent laws, as well as confidentiality protection procedures to protect our intellectual property rights.

See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Government Regulations

As with any company operating on the Internet, we are subject to a growing number of local, national and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently still evolving. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, U.S. federal and state laws, European Union Directives and Regulations, and other national laws govern the processing of payments, consumer protection and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected. The growing regulation of ecommerce worldwide could impose additional compliance burdens and costs on us or on Wish merchants, and could subject us to significant liability for any failure to comply. Additionally, because we operate internationally, we need to comply with various laws associated with doing business outside of the U.S., including anti-money laundering, anti-corruption and export control laws. Recent trends globally toward increased protectionism and trade barriers can result in actions by governments around the world that may be disruptive to our businesses.

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

See Item 1A, “Risk Factors,” for further discussion of risks related to legal proceedings. See also, Item 8, Financial Statements and Supplementary Data, Note 7. Commitments and Contingencies, “Legal Contingencies and Proceedings,” for further discussion of current litigation.

Cyber Security

As a data-driven company, we may be a potential target for cyber-attacks and may be exposed to a number of cybersecurity risks in the normal course of operations. Our success as a business may depend upon our ability to address these risks, and to keep our platform and internal systems secure for the benefit of our merchants, users, business partners, employees, and other stakeholders.

In order to protect our customers’ data - and any other data we manage or handle - we have adopted a number of safeguards and security measures. Among these strategies is our development and maintenance of a robust Incident Response Plan (“IRP”), which equips our employees and managers with the necessary tools to detect, respond to, and ultimately prevent cybersecurity incidents affecting the platform.

Our IRP contains detailed processes and procedures to assist employees in managing cybersecurity incidents when they happen, including techniques for detecting/identifying suspicious activity in our data environment, response and escalation protocols to defend against intrusions and contain any potential data leakage, data preservation measures to ensure data integrity going forward, and remediation steps to diagnose root causes and secure gaps to prevent future attacks.

The IRP is supported by a multi-tier incident response team comprised of security, technical, and legal experts across our business who are responsible for coordinating and managing data security efforts, including incident response. This cross-functional team of specialists operates under the supervision of our executive management team and holds briefings to ensure the executive group is attuned to matters of data security impacting the Company.

Finally, the IRP is also supported by a full curriculum of training for engineering and non-engineering employees that is drafted and administered under the supervision of our Director of Security. Importantly, these training sessions include several modules and quizzes for both technical and non-technical employees to assist our employees in comprehensively understanding the importance of data security to our stakeholders and our business and the various ways they can promote a security environment throughout our Company.

For further discussion of risks related to data protection, cyber security, and intellectual property, please see Item 1A, “Risk Factors,” below.

Human Capital

We are continually investing in the engagement and retention of our global workforce by creating a diverse and inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering an environment of learning and growth in support of employee development.

As of December 31, 2022, we had a total of 886 full-time employees worldwide, of which 490 are located in the U.S. Our team includes employees in 10 countries, spread across 4 continents, reflecting various cultures, backgrounds and ethnicities. We also engage temporary employees and consultants as needed to support our operations. On January 31, 2023, we announced a plan to reduce our workforce by up to 150 employees, representing 17% of our then global workforce. This plan is intended to refocus our operations to support our ongoing business prioritization efforts, better align resources, and improve operational efficiencies. See the sections titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—January 2023 Reduction in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 13. Subsequent Events”, for further discussion of our reduction in workforce.

None of our employees in the U.S. is represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we may be subject to, and need to comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Fostering Organizational Diversity

As a global business with users and merchants in more than 60 countries, we understand that our ability to harness the power of diverse perspectives within our organization is crucial to our success in serving those customers effectively. Wish is committed to organizational diversity in all areas of our workforce and will continue to pursue meaningful diversity, equity, and inclusion initiatives. As of December 31, 2022, our employee base was 57% male and 42% female, and our Board of Directors was 60% male and 40% female.

Promoting an Inclusive Workplace

In addition to fostering diversity in all categories and across all levels of our organization, we are committed to creating and maintaining an inclusive workplace free from discrimination or harassment on the basis of race, color, citizenship, religion, creed, national origin, ancestry, gender, sexual orientation, age, marital status, veteran status, disability, medical condition, or any other status protected by applicable law.

As a part of this effort, we deploy a variety of different tools to ensure a welcoming workplace for employees and business partners of all backgrounds, including:

•
Robust policies and a Company code of conduct prohibiting discrimination and harassment in the workplace;
•
A clearly communicated and routinely reinforced policy that management and employees alike are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace;.
•
The establishment of Employee Resource Groups (“ERGs”) targeted at building community and fostering communication across cultural, ethnic, and religious lines, including those focused on people of color, LGBTQ+, and gender communities; and
•
Recognition and celebration of various ethnic, religious, and cultural awareness holidays and other observances.

We have also established various training programs to promote a welcoming workplace, including:

•
Annual training for employees and managers relating to topics of diversity, equity, and inclusion, as well as training to counteract bias in the workplace; and

•
In 2022, we incorporated elements of bias identification and approaches to reject biases in our performance evaluations such as writing feedback using the Situation-Behavior-Impact (“SBI”) framework.

Employee Development and Training

Our employees are critical to the success of our company and we strive to create a supportive environment where all can contribute, learn, and grow in their careers. We prioritize employee development and training, and seek to foster both formal and informal learning opportunities inside and outside of the Company.

We provide an annual professional development stipend, which employees and managers can use for reimbursement of professional development expenses including seminars, courses, books, and training programs. We believe our investment in employee development has a direct impact on employee growth, engagement, and retention and is critical to our Company’s success.

To further support managers and individual contributors at Wish, most of whom work remotely due to the on-going COVID-19 pandemic, we also provide virtual training and development opportunities, including:

•
Writing Effective Feedback Review (offered to all employees);
•
Performance Management Training (offered to all managers);
•
Amazon Web Service Training for Engineering Teams; and
•
Manager Handbook for Managers in Technology Organization.

Employee Benefits and Retention Strategies

We provide employees competitive benefits and additional perks to support the health and well-being of all, including:

•
Comprehensive Health, Dental, and Vision Care - We offer an array of healthcare, financial, and Wellness Benefits, to employees and their dependents at no cost to employees. Employees can choose from a variety of two different healthcare providers (three medical plan offerings total), including supplemental health voluntary coverage that fits the needs of our employees and their families.
•
Mental Health and Well-Being Support - Our Wellness services include access to services from various providers. We provide an annual allotment to employees to access these services and annual education reimbursements for career development.
•
Competitive Parental Leave Policies - 16 weeks of parental leave for birthing parents and 10 weeks for non-birthing parents.

Flexibility and Decentralization

In the first quarter of 2022, we made a decision to shift towards a primarily remote working environment in which most employees will have the option to work from home even after we reopen our offices.

In 2023, we expect to begin rolling-out a more formalized “return to office” protocol for our workforce located in the San Francisco metropolitan area, while still providing a flexible working environment.

We believe the above flexible working policy will unlock further opportunities to source, connect, hire, and retain talent in more locations while also enabling us to cultivate a vibrant, collaborative office environment at our San Francisco headquarters and beyond.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the Securities and Exchange Commission ("SEC") electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including ContextLogic Inc. that file electronically with the SEC. The address of that website is https://www.sec.gov.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. Before deciding whether to purchase shares of our Class A common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and all of the other information in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our Class A common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our efforts to acquire new users and engage existing users may not be successful or may be more costly than we expect, which could prevent us from maintaining or increasing our revenue.

Our success depends on our ability to attract new users and engage existing users in a cost-effective manner. In order to acquire and engage users, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, such as our relationship with social influencers, and mobile “push” notifications, text messaging, and email. For the years ended December 31, 2022, 2021 and 2020, we spent $254 million, $1.1 billion and $1.7 billion on sales and marketing, representing 45%, 53% and 67% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to comprise a substantial majority of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Meta and Google, which may terminate their agreements with us anytime. Our investments in sales and marketing may not effectively reach potential users, potential users may decide not to buy through us, or user spend on our platform may not yield the intended return on investment, any of which could negatively affect our financial results.

In addition, during the first half of 2022 we continued to face headwinds from the rise in digital advertising costs which has among other things impacted new customer acquisition and conversion. In response to rising digital advertising costs, which contributed to lower marketing efficiency, starting in the third quarter of 2021, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our monthly active users and last-twelve-months Active Buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. Starting in the third quarter of 2021, in response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including (i) enhancing our product quality and selection, (ii) providing an unmatched fun and entertaining shopping experience, and (iii) improving the performance of the app. Beginning late June of 2022, we began to ramp up digital advertising spend and initiated a number of programs which we believe could enhance the consumer experience, encourage customer acquisition, increase consumer retention, and position the Company for long-term sustainable growth. We believe our continued strategy to increase users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth, but there can be no assurance that our initiatives will be successful.

Many other factors, some of which are beyond our control, may reduce our ability to acquire, maintain and further engage with users, including those described in this “Risk Factors” section and the following:

•
system updates to app stores and advertising platforms such as Meta and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to target a broad audience;
•
ongoing changes in advertising platforms’ pricing, which could continue to result in higher advertising costs;
•
changes in digital advertising platforms’ policies, such as those of Meta and Google, that may delay or prevent us from advertising through these channels, which could result in reduced traffic to and sales on our platform;
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

The transition to our new Chief Executive Officer (“CEO”) will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process in a timely manner.

Our success depends, in part, on the effectiveness of our new CEO, Joe Yan. The CEO will be critical to executing on and achieving our vision, strategic direction, culture, products, and technology. The ability of our new CEO to quickly adapt to and understand our business, operations, and strategic plans will be critical to the Board and our management’s ability to make informed decisions about our strategic direction and operations.

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

Competition for talent in our industry and the technology industry has become increasingly intense as the current labor market to build, retain, and replace highly skilled personnel has become highly competitive. We rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or replace the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there have been and may continue be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business and could affect our corporate culture. Further, in connection with the announcement of our restructuring plan in February 2022 and a reduction in workforce in January 2023, we may find it even more difficult to recruit and retain highly skilled personnel, which could harm our business. See the sections titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—February 2022 Restructuring Plan and January 2023 Reduction in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Restructuring and Note 13. Subsequent Events”, for further discussion of our restructuring and turnaround initiatives.

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

Disruptions in the operations of a substantial number of merchants on our platform, to the extent they are caused by events that are beyond their control, such as interruptions in order or payment processing, transportation disruptions, natural disasters, pandemics, inclement weather, geo-political conflicts, including the current conflict between Russia and Ukraine arising from the invasion of Ukraine by Russia, terrorism, public health crises, or political unrest, could result in negative experiences for a substantial number of our users, which could harm our reputation and adversely affect our business. For example, if there are additional COVID-19 outbreaks in China or elsewhere, merchants on our platform may experience additional disruptions to their supply and restrictions on their ability to deliver products to our users in a timely manner, which could harm our business.

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

Additionally, while we do not control merchants and cannot ensure their compliance with applicable law, we nevertheless frequently receive and respond to inquiries and demands from regulators and law-enforcement agencies around the globe, and we expect to continue to receive more inquiries and demands in the future. If our policies are violated by merchants, or if our policies and practices or responses to such conduct are perceived as or found to be inadequate by regulators or law-enforcement agencies, it could subject us to government inquiries, investigations, or enforcement actions, as well as potential civil or criminal liabilities, or requiring changes to our policies and practices with respect to illegal or unethical business practices that could lower our revenue, increase our costs, make our platform less user-friendly, or otherwise adversely impact our business. This has been the case in France, where regulators are attempting to hold Wish accountable and responsible for the purportedly illegal or hazardous listings created by merchants; we are currently responding to and challenging these claims in French courts. Separately, during the initial outbreak of COVID-19, a small number of merchants created listings of personal protective equipment and other health-related products that regulators deemed to violate consumer protections related to pricing and advertising. Though these listings were posted by merchants in violation of our policies, Wish has received and may continue to receive inquiries and demands from regulators regarding these listings.

Our merchants are subject to regulation by the U.S. Consumer Product Safety Commission and similar state and international regulatory authorities in the United States (“U.S.”) and abroad, and their products sold on our platform could be subject to involuntary recalls, takedown notices, and other actions by these authorities. Concerns about product safety, including concerns about the safety of products manufactured in developing countries, could lead to recalls of selected products sold on our platform. Recall and government or user concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Proposed laws in Europe, the U.S., and other jurisdictions and/or novel interpretations or enforcement of existing law may change the scope of platform liability, and ongoing case law developments may unpredictably increase our liability as a platform for merchant activity or for activities adjacent to the marketplace, such as logistics, or otherwise constrain or impede our ability to do business in a given jurisdiction. In that event, we may be held directly or secondarily liable for the intellectual property infringement, product compliance deficiencies, consumer protection deficiencies, privacy and data protection incidents, or regulatory issues of our merchants, including potentially for their conduct over which we have no control or influence. Moreover, we may be subject to product liability claims where merchants lack sufficient assets or are not reachable, which could be costly to defend in the aggregate. Regardless of the validity of any claims made against us, we may incur significant costs and efforts to defend against or settle them. We expect to continue to receive inquiries or demands from regulators and law enforcement regarding intellectual property, product compliance, and product safety. This could lead to government investigations, inquiries, and/or the imposition of penalties, fines and/or criminal liability in certain jurisdictions and, consequently, would be costly, time consuming, and would adversely impact our business.

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

We rely on merchants to properly and promptly prepare products ordered by our users for shipment and our logistics program relies on third-party carriers and logistics providers to deliver products as well as third parties to consolidate packages for shipping. Any failure by merchants to timely prepare such products for shipment or any delay by third-party carriers to deliver the products will have an adverse effect on the fulfillment of user orders, which could negatively affect the user experience and harm our business and results of operations. Any increase in shipping costs, any significant shipping difficulties, disruptions or delays, or any failure by merchants on our platform to deliver products in a timely manner or to otherwise adequately serve our users, could damage our reputation and brand, and may harm our business. For example, due to abrupt new value added tax ("VAT") regulations in Colombia (and related evolving interpretations of the same by local regulatory enforcement agencies), the de minimis threshold exception to remitting VAT for certain low-value declared parcels was removed, subjecting any and all parcels (regardless of import value) to VAT payment obligations. Further, there was industry-wide confusion as to whether the exemption from VAT liability applied to items "shipped from" or "originating in" countries with which Colombia has a Free Trade Agreement (“FTA”). This caused certain parcels shipped by Wish merchants to be held up at Colombia customs, causing delays and increasing charges for consumers. Also, during the initial outbreak of COVID-19, our cross-border logistics function was severely impacted in terms of both disrupted processing capabilities and increased costs, which resulted in a decrease in sales due to higher logistics costs and higher refund rates due to poor performance. Our merchants based in China also experienced supply interruptions and delivery delays during the outbreak of COVID-19 and have continued to experience such interruptions and delays, which may continue to have an adverse effect on our users’ experience on our platform.

Historically, our merchants in China have benefitted from lower shipping costs due to the Universal Postal Union Treaty (“UPU”). Certain expected changes to UPU postal rates that went into effect in July 2020 and other expected changes that will be implemented in the future are likely to increase the shipping rates our merchants incur to ship products from China. Further, the European Commission is considering a legislative proposal from trade industry associations to eliminate de minimis thresholds for customs entry, which if later enacted, would limit packages from several countries from qualifying for tariff-free entry into the EU-27 under existing de minimis laws, thus making importing goods from any country to the European Union (“EU”) more complicated and expensive. The actions we have taken in our logistics program to mitigate these increased costs may not be successful over the long term. If there are increases in shipping costs, including rising oil and gas prices, the sales price of products on our platform could increase, which could reduce the volume of transaction activity on our platform to decrease and may consequently have a negative impact on our results of operations.

We generate a portion of our revenue from merchant advertising on our platform. A reduction in advertising spend by merchants could harm our business.

We offer various features on our platform, such as ProductBoost and the Merchant Promotions Platform, which allow merchants to promote their listings to our users. In addition to generating revenue from merchants, these features may also result in increased purchases by users. However, not all merchants on our platform may agree with us on the value of these new features and may not use ProductBoost or the Merchant Promotions Platform, and some of our merchants could react negatively to these features. During the initial outbreak of COVID-19, merchant advertising declined due to the shutdown of business activity in China. If we are unable to monetize existing and new features for merchants, it could have a significant impact on our business, financial condition, and prospects.

Our continued efforts to improve our logistics programs and enable faster and more reliable delivery in order to help grow our business and generate revenue may not be effective.

We have worked to improve our logistics programs and to streamline our processes in order to provide a more consistent and reliable experience for our users through programs such as Wish Express and Wish Local. However, we still rely on third-party carriers for delivery and we are still in the process of establishing reliable long-term agreements with such carriers both in the U.S. and worldwide. If we are not able to negotiate acceptable pricing, service level requirements, and other terms with these carriers, or these carriers experience capacity or performance problems or other issues, it could negatively impact our results of operations and our users’ experience. For example, due to COVID-19 and related supply chain issues, global logistics has experienced longer delivery times.

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

We compete with ecommerce platforms and other retailers for merchants on our platform and merchants can list their goods on a number of ecommerce platforms, such as Amazon.com, Alibaba, Pinduoduo, Shein, and Shopify.

There are various factors that affect how merchants engage with our platform, including:

•
the number and engagement of users on our platform;
•
our fees;
•
our brand awareness;
•
our reputation;
•
the quality of our services; and
•
the functionality of our platform.

We also compete with retailers for the attention of users. A user has the choice of shopping with any online or offline retailer, whether large marketplaces, such as Amazon.com, Alibaba, Pinduoduo, Shein, and Shopify, as well as more traditional discount retailers, such as Walmart and Target, and discount retailers that offer heavily discounted and off-season merchandise, such as Dollar General and TJ Maxx, or local stores or other venues or marketplaces. Many of these competitors offer low-cost or free shipping, fast shipping times, favorable return policies, and other features that may be difficult or impossible for our merchants to match.

There are various factors that affect how users engage with our platform, including:

•
our brand awareness and recognition;
•
our reputation;
•
the prices of goods sold on our platform;
•
the functionality of our platform;
•
ease of payment;
•
shipping terms; and
•
the breadth of the products sold on our platform.

Some of our competitors have, and potential competitors may have, longer operating histories, greater financial, technical, marketing, institutional and other resources, faster shipping times, lower-cost shipping, larger databases, greater name and brand recognition, or a larger base of users or merchants than we do. For example, Google or Meta could enter the ecommerce space and they have significantly more resources and users than we do. They may devote greater resources to the development, marketing, and promotion of their services than we do, and they may offer lower pricing or free shipping to the users on their platforms. These factors may allow our competitors to derive greater revenue and profits from their existing user and merchant bases, acquire users at lower costs or respond more quickly than we can to new or emerging technologies and changes in trends and consumer shopping behavior. If we are unable to compete successfully, or if competing successfully requires us to expend greater resources, our financial condition and results of operations could be adversely affected.

We have a history of operating losses and we may not achieve or maintain profitability in the future.

Since our inception in 2010, we have incurred net losses each year. We incurred net losses of $384 million, $361 million, and $745 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $2.9 billion. We may not achieve or maintain profitability in the future. Our operating expenses may continue to increase in the future as we increase our efforts to expand our user base, continue to invest in the research and development of our technologies and service offerings and continue to operate as a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. Our revenue growth slowed for the year ended December 31, 2022 and may slow again, or our revenue may decline for a number of other possible reasons, including increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on growth opportunities.

Our company is evolving, and we are in the process of executing on new business strategies and restructuring efforts; if we fail to successfully execute on these strategies, our business, financial condition, and operating results could be harmed.

Our business is undergoing significant changes and our business strategy is constantly evolving. Our success depends on our ability to adapt our business model to changing market conditions and consumer spending habits. For example, in 2021, we made a number of strategic decisions in an effort to improve our business operations and our marketplace offerings in response to the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs. Nevertheless, certain elements of this shift in strategy, or any future changes to our strategy that we may make could be disruptive to our business and our employees if we do not manage the changes properly. Furthermore, continuing changes in macroeconomic trends, shifting consumer priorities, and the COVID-19 pandemic may hamper and delay our efforts by, for example, making our assumptions regarding our strategies incorrect or subject to change or causing our strategies to not have the effect and outcomes that we anticipate. The slowing of consumer discretionary spending due to macroeconomic factors could also impede our turnaround efforts.

We may not successfully execute or achieve the expected benefits of our restructuring and turnaround initiatives, which could adversely affect our business.

We recently announced a turnaround and restructuring strategy which focuses on narrowing our business focus, reducing our headcount and outside spend, reviewing our real estate footprint, and a number of other cost saving measures. These restructuring initiatives are intended to focus the business on operational efficiency and right-sizing our expenses for 2022 and beyond. Although we believe these initiatives address the needs of our business and its long-term objectives, our strategy is based on certain assumptions and forecasts, which are subject to risks and uncertainties, including whether we have accurately identified the issues, whether we targeted the appropriate cost saving measures, and whether our right-sizing efforts are executed at the appropriate scale and scope. Consequently, the implementation of these restructuring initiatives may not be successful in yielding the intended results. Moreover, implementation of these initiatives may be costly and disruptive to our business, with the intended impact falling short or resulting in an overcorrection. Our cost cutting initiatives may negatively affect employee morale, which could result in personnel losses beyond the planned workforce reduction, diminished productivity, loss of institutional knowledge, and difficulty attracting highly skilled employees. The intended results of our turnaround effort may also be impacted by negative publicity about the Company and/or our restructuring initiatives, resulting in reputational harm, diminished investor confidence, and consumer backlash. These new initiatives have and may continue to require a significant amount of executive management’s time and focus, which may divert attention from other areas of our business. See the sections titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—February 2022 Restructuring Plan and January 2023 Reduction in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Restructuring and Note 13. Subsequent Events”, for further discussion of our restructuring and turnaround initiatives.

Adverse impacts on our ability to effectively use social media, emails, and text messages may subject us to fines or penalties or impact our reputation or ability to generate revenue.

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

Our users may engage with us online through social media platforms, including Facebook, Instagram, and Twitter, by providing feedback and public commentary about all aspects of our business. Information concerning us or our merchants, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition, and prospects. Additionally, changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social media platforms or decline in the use of or engagement with social media platforms by consumers could materially adversely affect our business, financial condition, and results of operations. Further, if certain social media platforms change their business strategy to one that does not align with our values we may choose to limit or discontinue use of such platform, which could lead to a decline in customer acquisition and engagement and result in a reduction to the reach of our advertisements.

Further, we believe that social media, emails, and text messages are an important part of our customer outreach and user experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our net revenue and profitability would be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, emails service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that could result in our inability to successfully deliver emails or other messages to customers.

We are subject to payment-related risks.

Our users can pay for purchases using a variety of methods, including through credit cards or Buy Now, Pay Later solutions through various third-party payment providers, and we pay our merchants through a variety of methods. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our users’ ability to place orders, and our merchants’ ability to receive orders or payments could be adversely affected and our business could be harmed. For example, in 2014, PayPal temporarily suspended processing payments on our platform as a result of concerns related to products listed on our platform. If a third-party payment provider suspends service or has significant outages in the future and we do not have alternative payment providers in place or are unable to provide our own solution, our business could be harmed. Likewise, if our third-party payment providers experience a security breach or fraud attack, our merchants and users could be adversely impacted. In addition, if our third-party providers increase the fees they charge us, our margins could decrease. If we respond by increasing the fees we charge to our merchants, some merchants may increase the price of their products, stop listing new items for sale or even close their accounts altogether.

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

We rely on our merchants to offer products that appeal to our existing and potential users at attractive prices. Our ability to provide popular products on our platform at attractive prices depends on our ability to develop mutually beneficial relationships with our merchants. For example, we rely on our merchants, most of whom are based in China, to make available sufficient inventory and fulfill large volumes of orders in an efficient and timely manner to ensure a positive user experience. Merchants can leave our platform at any time, so we may experience merchant attrition in the ordinary course of business resulting from several factors, such as losses to competitors, perception that marketing on our platform is ineffective, reduction in our or merchants’ marketing budgets, and the penalties we impose on merchants for failing to comply with our policies. We have had, and may continue to have, disputes with merchants with respect to their compliance with our delivery requirements, quality control policies and measures, and the penalties imposed by us for violation of these policies or measures, which may cause them to be dissatisfied with our platform or to legally challenge the enforceability of our terms. If we experience significant merchant attrition, or if we are unable to attract new and geographically-diverse merchants, our revenue and results of operations may be materially and adversely affected. For example, during the initial outbreak of COVID-19, many of our merchants based in China were adversely impacted, which had a negative impact on the supply of inventory on our marketplace and our merchants based in China continue to be adversely impacted. In addition, our agreements with merchants also typically do not restrict them from establishing or maintaining business relationships with our competitors. Furthermore, the European Commission is considering a legislative proposal from trade industry associations to eliminate de minimis thresholds for customs entry. If the European Commission were to adopt these recommendations, it would bar or limit packages from numerous countries from qualifying for tariff-free entry into the EU-27 under existing de minimis laws, and make importing goods from any country to the EU more complicated and expensive, which could adversely affect our business.

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

The ongoing COVID-19 pandemic may continue to adversely affect our business and results of operations.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed unprecedented restrictions on travel and business operations, and there were business closures and a substantial reduction in economic activity in countries that had significant outbreaks of COVID-19. While many of the restrictions have been lifted, from time to time restrictions were reimposed in certain areas of the world, and we cannot be certain that such restrictions will not be reinstituted in the future.

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

The extent to which the COVID-19 pandemic may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the lifting of, or reinstitution of, travel or other restrictions, changes to consumer ecommerce activity in response to evolving governmental mandates that impact brick-and-mortar stores, supply chain and logistical challenges, global unemployment rates, shifting priorities of regulatory agencies in response to the pandemic, the development and distribution of vaccines, and the effectiveness of actions taken in the U.S. and other countries to prevent, contain, and treat the disease and its variants. The pandemic may have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section. See the section titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Global Considerations” for a further discussion of the impact of the COVID-19 pandemic on our business.

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

Our future performance depends on our employees, including key engineering and product development personnel. Due to competition for key personnel within our industry, we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the internet and high-technology industries, job candidates and current employees often consider the value of the equity awards they would receive in connection with their employment or continued employment and fluctuations in and negative pressure on our stock price may make it more difficult to attract, retain, and motivate employees.

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

Unfavorable changes or failure by us to comply with new and/or evolving internet and ecommerce regulations could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and ecommerce. These regulations and laws may involve taxes, privacy and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts, or gift cards. Furthermore, the regulatory landscape impacting internet and ecommerce businesses is constantly evolving, and new regulations and laws will be forthcoming. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings, or actions against us by governmental entities or others, which could impact our operating results.

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

The material weaknesses we identified in 2021 occurred because (i) the processes and controls over our IT systems relevant to the preparation of our consolidated financial statements were inadequate and (ii) the current processes in place were insufficient to allow us to complete the testing and assessment of the design and operating effectiveness of internal controls over financial reporting in a timely manner.

As described in Item 9A, "Controls and Procedures", we have completed certain remediation activities during the year ended December 31, 2022. As part of our ongoing remediation efforts, we will continue our initiatives to implement measures designed to ensure that remaining control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

We cannot guarantee that our efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our Class A common stock. See Item 9A, “Controls and Procedures” for further discussions of the identified material weaknesses.

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. While we continue to improve our internal control over financial reporting through remediation measures described in Item 9A, “Controls and Procedures—Management’s Plan to Remediate the Material Weaknesses”, we cannot guarantee that these changes will remediate future deficiencies or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, some of which may arise from our restructuring and turnaround initiatives. We and our independent registered public accounting firm identified weaknesses in our internal control over financial reporting and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and our independent registered public accounting firm’s attestation reports required by the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence, negatively affect the price of our Class A common stock, and could result in our delisting on Nasdaq. As noted previously, see Item 9A, “Controls and Procedures” for further discussions of the identified material weaknesses.

Risks Related to our International Operations

Economic tension between the United States and China, or between other countries, may intensify and the United States, China, or other countries may adopt drastic measures in the future that impact our business.

Our merchants source a large percentage of the products we list on our platform from China and other countries outside the U.S. and Europe. Additionally, most of our merchants, and some of our operations, are located in China, making the price and availability of products on our platform susceptible to international trade risks and other international economic conditions.

If the U.S. government or other governments impose tariffs or other economic measures that directly or indirectly increase the price of products it imports and that we list on our platform, the increased prices could have a material adverse effect on our financial results and business. The effects of the imposed and proposed tariffs are uncertain because of the dynamic nature of governmental action, relations and responses. Further escalation of trade, economic and geo-political tensions between the United States and its trading partners, especially China, could result in long-term changes to global trade, including retaliatory trade restrictions that restrict the international flow of products. For example, the European Commission is considering a legislative proposal from trade industry associations to eliminate de minimis thresholds for customs entry. If the European Commission were to adopt these recommendations, it would bar or limit packages from numerous countries from qualifying for tariff-free entry into the EU-27 under existing de minimis laws, and make importing goods from any country to the EU more complicated and expensive, which could adversely affect our business. We also cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

Additionally, certain jurisdictions may attempt to restrict the operation and access of certain China-based companies, such as TikTok, WeChat and Alipay in the U.S. In response, government authorities in China, or elsewhere, may seek to restrict access and operation of U.S. companies. Most of our merchants and some of our operations are located in China; if our operations or our merchant’s activities were restricted in China, our platform, our business, financial condition, and results of operations would be adversely affected.

We are not able to predict future economic policy of the U.S., China, or of any foreign countries in which we operate. The adoption and expansion of restrictions, including restrictions on access to apps and other platforms, cross-border data transfers, tariffs, or other governmental action related to economic policies, has the potential to adversely impact our business, operational results and financial position.

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

One of our subsidiaries, ContextLogic Collections B.V., received a payments institution license in 2021 from its regulatory authority, De Nederlandsche Bank. This license permits ContextLogic Collections B.V. to operate as a payment service provider (including acquiring and executing payment transactions, as referred to in the Revised Payment Services Directive (“2015/2366/EU”) in the Netherlands. In addition, ContextLogic Collections B.V. can offer its payment services in all other countries of the European Economic Area (“EEA”) on the basis of a European passport. As a regulated financial institution, ContextLogic Collections B.V. is in compliance and will continue to comply with financial services regulations within the EU, including those relating to anti-money laundering, combating the financing of terrorism, bribery, forced labor, human trafficking, slavery, and sanctioned or prohibited persons or regions.

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

Our business is conducted worldwide, with goods imported from and exported to a substantial number of countries. The vast majority of products sold on our platform are shipped internationally. We are subject to numerous regulations, including customs and international trade laws that govern the importation, exportation, and sale of goods. For example, due to abrupt new VAT regulations in Colombia (and related evolving interpretations of the same by local regulatory enforcement agencies), the de minimis threshold exception to remitting VAT for certain low-value declared parcels was removed, subjecting any and all parcels (regardless of import value) to VAT payment obligations. Further, there was industry-wide confusion as to whether the exemption from VAT liability applied to items "shipped from" or "originating in" countries with which Colombia has a FTA. This caused certain parcels shipped by Wish merchants to be held up at Colombia customs, causing delays and increasing charges for consumers. Also, in the first quarter of 2018, PostNord, the postal service in Sweden, suspended delivery of packages coming from outside the EU as it evaluated imposing processing fees and collection of taxes, which resulted in a decrease in sales in Sweden. In addition, during the initial outbreak of COVID-19, our cross-border logistics function was severely impacted in terms of both disrupted processing capabilities and increased costs, which resulted in a decrease in sales due to higher logistics costs and higher refund rates due to poor performance.

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

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud (“DGCCRF”) issued an injunction delisting the Wish App from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. The DGCCRF is relying on an untested interpretation and enforcement of Europe’s Market Surveillance Regulation (“MSR”) to support its position that Wish is responsible as a distributor for products sold by merchants on the platform, and regarding the role of Wish in platform liability and immunity. In addition to the delisting and blocking, the injunction could also expose Wish to fines and penalties. As far as we know, this is a case of first impression in Europe; we are the first ecommerce company that we are aware of in the EU that has faced any such delisting/blocking, and the first of its kind in France. We took immediate measures to challenge the injunction, and to suspend and lift it. We are in the process of the legal challenge.

We have since challenged the injunction in French Administrative Courts and Appellate Courts. While the courts have thus far upheld the injunction, we continue to pursue all legal challenges and remedies available to us.

Meanwhile, the injunction has had significant effects on our revenues from France as we are unable to acquire new users on the App, old users may be precluded from upgrading or updating their app, and mobile or web users are unable to find us or navigate to us from the main search engines in France. In addition, we have ceased ad spend in France as a direct and proximate result of the injunction as there is no return on such an investment nor would we recoup any revenue from ad spending. We anticipate that in 2023 we may incur significant loss of our marketplace revenue in France as a result of the injunction if the delisting injunction is not ended, lifted or otherwise overruled.

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

Separately, in late December 2021, authorities in France charged the Company with legal violations relating to the Company’s former policy permitting merchants to use strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and is preparing to defend itself at a hearing that is currently scheduled for March 2023. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to our reputation, loss of rights, or adverse changes to our offerings or business practices in France. Any of these results could adversely affect our business. In addition, defending claims may be costly and may impose a significant burden on our management.

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
•
compliance with U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and foreign laws prohibiting corruption, U.S. and foreign economic and trade sanctions laws, and U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;
•
antitrust and competition regulations;
•
potentially adverse tax developments and consequences;
•
economic uncertainties relating to sovereign and other debt;
•
different, uncertain, or more stringent user protection, data protection, data collection, privacy, payments, advertising, pricing, and other laws;
•
limitations by governmental authorities on transmission of privacy information and other data between countries, whether from the U.S. or other jurisdictions;
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

Cyber security incidents or breaches of our security measures or those of our third-party service providers could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of our data, including user information, personally identifiable information, or other confidential or proprietary information of ours or of third parties; viruses, worms, spyware, or other malware being served from our websites, networks, or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. Further, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our operations. Social engineering, phishing, malware, and similar attacks and threats of denial-of-service attacks could have a material adverse effect on our operations. Additionally, from time to time, our merchants’ and users’ accounts have been subject to unauthorized access by third parties, including through illicit purchase of usernames and passwords by bad actors. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a user or merchant password could access the user or merchant’s transaction data or personal information, resulting in the perception that our systems are insecure.

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

Additionally, many governments have enacted laws or regulations that require companies to notify individuals about certain types of security incidents or breaches, and any such disclosures may lead to negative publicity and may deter customers from shopping on our platform. It is also possible that security breaches affecting our competitors or others in our industry could also result in negative publicity that indirectly harms our reputation. Increasing public, industry, and governmental focus on privacy and data security may continue to lead to additional guidance or legislative and regulatory action, and the increased emphasis on privacy and data security may continue to lead to additional guidance or legislative and regulatory action, and the increased emphasis on privacy may lead customers to request that we take additional measures to enhance security or restrict the manner in which we collect and use customer information to gather insights into customer behavior and craft our marketing programs. As a result, we may have to modify our business systems and practices with the goal of further improving data security, which could result in reduced net revenue, increased expenditures and operating complexity. Any compromise of our security or security breach could result in a violation of applicable privacy and other laws, significant legal and financial exposure or damage to our reputation, which could result in reduced net revenue, increased expenditures and operating complexity. Any compromise of our security or security breach could result in a violation of applicable privacy and other laws, significant legal and financial exposure or damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Our existing general liability and cybersecurity insurance may not cover any, or cover only a portion of any, potential claims or expenses related to security breaches that affect us or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. In addition, we cannot assure investors that the limitations on liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities with respect to any particular claim. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating expenses and reduce our net income, if any, or increase our net loss.

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

Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom ("U.K."), EEA and Switzerland to the U.S., uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework (“Schrems II” decision). To the extent that we or our service providers were to rely on the EU-U.S. Privacy Shield Framework, we may not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the European Union. The Schrems II decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the U.S. and most other countries. In November 2020, the European Commission released a draft of revised Standard Contractual Clauses, and, in January 2021, the European Data Protection Board and the European Data Protection Supervisor issued a joint opinion regarding these revised Standard Contractual Clauses. These revised Standard Contractual Clauses and related developments, opinions, and guidance from European regulators may significantly increase our liability under, and compliance costs related to, cross-border data transfers and the GDPR, and may impact our ability to operate and deliver services in the EEA.

Following its exit from the EU in January 2020, the U.K. implemented legislation referred to as the “U.K.-GDPR” which substantially aligns with requirements and penalties under the EU GDPR. We may face similar costs, risks, and operational impacts in complying with the U.K.-GDPR as we face in complying with the EU GDPR.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online behavioral advertising, and laws in this area are also under reform. In the EU current national laws that implement the ePrivacy Directive will be replaced by an EU regulation known as the ePrivacy Regulation. The draft ePrivacy Regulation retains existing informed consent conditions and also imposes the strict opt-in marketing rules on direct marketing that is “presented” on a web page rather than sent by email, alters rules on third-party cookies and similar technology and significantly increases penalties for breach of the rules. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact the effectiveness of our marketing. Such regulations may also increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. The ePrivacy Regulations draft also advocates the development of browsers that block cookies by default. These developments could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective users, which could adversely affect our business, given our use of cookies and similar technologies to target our marketing and personalize the user experience. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the U.K. privacy laws in connection with any measures we take to comply with them.

As interpretation of both the ePrivacy Regulation and GDPR develop, we could incur substantial costs to comply with these regulations. The changes could require significant systems changes, limit the effectiveness of our marketing activities, adversely affect our margins, increase costs and subject us to additional liabilities.

In the U.S., federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about users or their devices. For example, California passed the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020 and introduced substantial changes to privacy law for businesses that collect personal information from California residents. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. And on November 3, 2020, California passed the California Privacy Rights Act (the “CPRA”). The CPRA, which will not be fully in effect until January 1, 2023, amends and expands the CCPA, including the introduction of sensitive personal information as a new regulated dataset in California that is subject to new disclosure and purpose limitation requirements. Additionally, the Virginia Consumer Data Protection Act (the “VCDPA”) will become effective on January 1, 2023. The Colorado Privacy Act and the Connecticut Data Privacy Act will become effective on July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. Other states may decide to adopt similar laws in the future. Additionally, the U.S. Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

In September 2021 and November 2021, the PRC made effective its new Data Security Law and Personal Information Protection Law, respectively. While there are many aspects of these laws that are still yet-to-be-defined, they impose complex and far-reaching requirements related to cybersecurity and the processing of personal data, both within China and extraterritorially. Potential penalties under the Personal Information Protection Law are severe, at up to the greater of 5% of global revenue or $7.7 million. The precise scope and impact of these laws is still unclear but they could significantly increase our compliance costs, cause us to suffer monetary penalties, or otherwise adversely impact our business and operations.

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

Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to both the internet and ecommerce as well as third-party merchant-seller consumer products, that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities, quality of services and consumer protection.

For example, the European Digital Services Act ("DSA"), which is expected to take effect in the first half of 2024, intends to impose new legal obligations on online marketplaces operating in Europe in terms of both verifying and ensuring the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also updates the responsibilities and liabilities of digital online services, such as the rules on illegal content, notice-and-takedown, and online targeted advertising, bringing new powers to fine in-scope eligible companies up to 6% of their global annual turnover. In addition, the European Union’s Market Surveillance Regulation, which took effect in July 2021, placed new obligations on online marketplaces that perform certain “fulfilment service provider” activities in Europe and was designed to reduce the availability of non-compliant products in Europe when offered by sellers outside of the region that either had or did not have an appointed authorized product compliance representative in Europe. The UK is expected to pass the Online Harms Bill that will require social media platforms to remove illegal adult content expeditiously and to also proactively prevent such listings from being uploaded, which will also impact online marketplace platforms. Denmark has also passed a law placing new obligations on marketplaces and giving its regulators the right to request fines and shutdowns where marketplaces are consistently unsuccessful in screening products that are unsafe or unlawful.

Additionally, the U.K. is also expected to introduce its own mandatory conformity marking requirements under the proposed a new UKCA scheme from 2024 (replacing the existing EU CE marking scheme), which is anticipated to require online sellers of certain eligible consumer products to U.K. consumers to visually display evidence of such requisite marks on physical product and/or packaging and on their online product listings. Certain EU-27 Member States, such as France, Germany, Sweden, and Austria, have already updated their own versions of Extended Producer Responsibility (“EPR”) schemes under applicable EU Directives that apply to online marketplace platforms, by requiring them to collect, report, and at times publish mandatory registration or other product data from third-party sellers offering certain in-region products or packaging on their platforms. Failure of online marketplace platforms to ensure their merchant-sellers’ own primary independent product compliance obligations are satisfied can result in civil penalties to such platforms. These types of product-specific compliance regulations and laws primarily targeting merchant-sellers but secondarily holding online marketplaces responsible and/or liable, are only expected to increase in breadth and number over the coming years.

Furthermore, the growth and development of ecommerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally. For example, amendments to the EU’s Unfair Commercial Practices Directive that took effect May 2022 mandated additional obligations on online platforms and marketplaces that host user-customer reviews regarding third-party products. Such new obligations created greater disclosure, transparency, reactionary reporting, and policy enforcement requirements on online platforms and marketplaces in the area of user reviews, designed to prevent the risks of the reviews being fake, false, or misleading.

Likewise, the Securities and Exchange Commission (the “SEC”), the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws, across industries as well as certain regions. U.S. trade sanctions relate to transactions with designated foreign countries and territories, including Cuba, Iran, North Korea, Syria, the Crimea and recently annexed Luhansk and Donetsk regions of Ukraine, as well as specifically targeted individuals and entities that are identified on U.S.’s and other blacklists, and those owned by them or those acting on their behalf. Further, In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on the Company, any further sanctions imposed or actions taken by the U.S. or other countries, and any retaliatory measures by Russia in response, could have an adverse effect on our business. We have established a trade and screening compliance program designed to increase our compliance with these economic and trade restrictions and export and import control regimes. However, these laws and regulations are complex and subject to frequent change, including with respect to jurisdictions and the lists of sanctioned entities and other regulatory controls. For example, in June 2022, the Uyghur Forced Labor Prevention Act (UFLPA) went into effect in the U.S., which establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the PRC, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and are not entitled to entry to the United States. We may incur significant costs related to laws, regulations, sanctions, embargoes, export controls programs or other restrictions and disclosure requirements, as well as negative publicity, investigations, fines, fees or settlements, which may be difficult to predict. We also could face increased compliance costs and risks as our merchant-base and logistics offerings continue to expand.

Similarly, state and federal lawmakers have introduced more robust Know-Your-Customer/Business ("KYC/KYB") regulations to ensure greater transparency for third-party sellers of consumer products online. For example, on June 27, 2023, the INFORM Consumers Act will become effective in the U.S. This law, among other things, directs online marketplaces to collect, verify, and disclose to consumers certain high-volume third-party seller information by authenticating the seller’s government ID, tax ID, bank account information, and contact information. Under such law, online marketplaces will also be required to supply a hotline to allow customers to report to the marketplace suspicious marketplace activity, such as the posting of suspected stolen, counterfeit, or dangerous products. We may incur significant costs related to current, new or changing KYC/KYB regulations as well as increased liability risks (including civil penalties) if deemed non-compliant.

Anti-corruption laws, including the U.S. FCPA and the U.K. Bribery Act, generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, to private persons to obtain or retain business or an improper business advantage. Similarly, global anti-money laundering laws and regulations generally prohibit exchanging money or assets that were obtained criminally for money or other assets that are clean, including money that is used to fund terrorism. Although we have policies and procedures in place designed to promote compliance with these laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures or violate applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation and damage to our reputation and the value of our brand.

Additionally, the law relating to liability of online service providers is currently unsettled at both a national and global level. Lawmakers and governmental agencies have in the past and could in the future require changes in the way our business is conducted, including with explicit obligations to inspect and screen content and products or implicit obligations that might stem from increased legal liability for online service providers, including online marking and labeling requirements, akin to those traditionally reserved for either manufacturers, suppliers, importers-of-record, and/or distributors of physical consumer goods. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

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

Our procedures may not effectively reduce or eliminate our liability. In particular, we may be subject to civil or criminal liability for activities carried out by merchants on our platform, especially outside the U.S. where laws may offer less protection for intermediaries and platforms than the U.S. Under current U.S. copyright law, we may benefit from statutory safe harbor provisions that protect us from copyright liability for content posted on our platform by our merchants and users. However, trademark and patent laws do not include similar statutory provisions, and liability for these forms of intellectual property is often determined by court decisions. These safe harbors and court rulings may change unfavorably. In that event, we may be held secondarily liable for the intellectual property infringement of merchants on our platform. We may also be directly liable for the inventory we purchase ourselves that we sell on our platform.

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

The application of indirect taxes, such as sales and use tax, VAT, provincial taxes, goods and services tax, business tax and gross receipt tax to our business and to our merchants and users is a complex and evolving issue. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about new legislative actions to increase tax revenue, including through indirect taxes.

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

State and local taxing authorities in the U.S. have identified ecommerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. U.S. states began enacting related legislation with effective dates in early 2018 and in June 2018, the U.S. Supreme Court held in South Dakota v. Wayfair that a U.S. state may require an ecommerce platform to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. All U.S. states have since followed suit in enacting similar legislation.

Outside of the U.S., the application of VAT or other indirect taxes on ecommerce providers continues to evolve. An increasing number of jurisdictions are legislating or have adopted laws that impose new taxes, including revenue-based taxes that target ecommerce and the remote selling of goods. These laws include new obligations to collect sales, consumption, value added, or similar taxes on ecommerce platform and remote sellers, or other requirements that may result in liability for third-party obligations. As a result of Brexit, the U.K. began imposing VAT on ecommerce platform effective January 2021, and the EU abolished its low value goods exemption effective July 2021 and require online marketplace facilitators to collect and remit VAT. Our business could be adversely affected by additional taxes that focus on marketplace service revenue.

Additionally, existing and new tax laws and legislation could require us or our merchants to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. Further, these laws may be applied prospectively or retroactively. Noncompliance with existing and new laws may result in fines or penalties. It is possible we may not have sufficient notice to create and adopt processes to properly comply with new reporting or collection obligations by the effective date.

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

We are subject to income taxes and various other taxes in both the U.S. and in many international jurisdictions. We record these taxes based on current tax payment calculations and estimates of tax liabilities, which may include estimates of probable settlements of tax audits. The determination of these liabilities requires estimation and significant judgment and the ultimate determination is uncertain. At any time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as well as ongoing variability in our quarterly tax rates related to potential audits and as exposures are re-evaluated. While we have estimated accruals that we believe are reasonable to cover potential exposures, the reserves may ultimately not be sufficient and additional cash outflows may result. Fluctuations in our tax obligations could adversely affect our business.

We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect our profitability.

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.7 billion that have an unlimited carryover period. As of December 31, 2022, we had state NOLs available to reduce future taxable income, if any, of $6.2 billion that begin to expire in 2026 and continue to expire through 2042 and $1.8 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2021, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, the utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that have occurred or could occur in the future. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2022. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows, which could adversely affect our profitability.

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

Our Class A common stock is listed on the Nasdaq Global Select Market and, in order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. On October 28, 2022, we received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last 30 consecutive business days, the bid price of our Class A common stock closed below the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice the closing bid price of our Class A common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our Class A common stock will continue to be eligible for listing on the Nasdaq Global Select Market.

If we do not regain compliance within the 180 calendar day period, we may qualify for an additional 180 calendar day compliance period if we transfer the listing of our Class A common stock to the Nasdaq Capital Market and meet certain requirements. If we do not qualify for, or fail to regain, compliance during the second compliance period, then our Class A common stock will be subject to delisting, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Hearings Panel.

In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, it could become more difficult to dispose of, or obtain accurate price quotations for, our Class A common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our Class A common stock to decline further.

We intend to actively monitor the closing bid price of our Class A common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement, which may include seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that the reverse stock split would be approved by our shareholders. Additionally, there can be no assurance that the market price per new share of our Class A common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Class A common stock outstanding before the reverse stock split. Further, even if the reverse stock split is approved by our shareholders, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing rules.

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
•
litigation or other claims against us;
•
the sale of Class B common stock held by our founder;
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
•
the actions of app stores and advertising platforms such as Meta and Google;
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

Natural disasters or other catastrophic events, which may become more frequent, may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, pandemic or epidemic, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions breaches of data security and loss of critical data, all of which could harm our business, results of operations, and financial condition.

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

We may be subject to tax-related controversies.

We may also be subject to tax controversies in the U.S. and in foreign jurisdictions that can result in tax assessments against us. Developments in an audit, investigation, or other tax controversy can have a material effect on our operating results or cash flows. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals and while we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the fair value of financial instruments, useful lives of long-lived assets, fair value of common stock prior to IPO, fair value of derivative instruments, fair value of redeemable convertible preferred stock and related redeemable convertible preferred stock warrant and equity awards and other equity issuances prior to IPO, incremental borrowing rate applied to lease accounting, contingent liabilities, allowances for refunds and chargebacks and uncertain tax positions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Increased scrutiny and changing expectations from investors, customers, employees and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Across all industries, companies are facing increased scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Certain investors, customers, employees and other stakeholders have focused increasingly on ESG practices and have begun placing increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to rapidly evolve, our brand, reputation and customer retention may be negatively impacted.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•
the availability and cost of low- or non-carbon based energy sources;
•
the evolving regulatory requirements affecting ESG standards or disclosures;
•
the availability of suppliers that can meet our sustainability, diversity and other ESG standards;
•
the ability of merchants using our platform to meet our sustainability, diversity, and other ESG standards;
•
our ability to enforce and monitor our merchants’ compliance with our sustainability, diversity, and other ESG standards; and
•
our ability to recruit, develop and retain diverse talent in our labor markets.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced by the SEC as well as in various states and other jurisdictions, and our failure to comply with any applicable rules or regulations, including new SEC disclosure requirements, could lead to penalties and adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters consists of approximately 69,000 square feet in San Francisco, California under leases that expire in 2025, with approximately 34,000 square feet being subleased to other organizations. We also lease offices in Canada and China.

As part of the restructuring plan approved in February 2022, we are continuing to evaluate options to decrease our real estate footprint, which include subleasing and/or terminating additional offices leases located in San Francisco. See the section titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— February 2022 Restructuring Plan” and Item 8, "Financial Statements and Supplementary Data, Note 12. Restructuring" for further discussion of our restructuring plan.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Contingencies and Proceedings” within Item 8, "Financial Statements and Supplementary Data, Note 7, Commitments and Contingencies", in Part II of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “WISH”.

Holders of Record

As of December 31, 2022, we had 44 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ContextLogic, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Total Return Index (XCMP), the Nasdaq US Benchmark Retail TR Index (NQUBST), and the Russell 3000® Index (^RUA). An investment of $100 is assumed to have been made in our common stock and in each index on December 17, 2020, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our business). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the special note regarding forward-looking statements, consolidated financial statements and the related notes included in this report. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Results for the Year Ended December 31, 2022

•
Total revenue was $571 million.
•
Total costs of revenue and operating expenses were $969 million, including stock-based compensation expense of $72 million.
•
Loss from operations was $398 million.
•
Net loss was $384 million.
•
Cash and cash equivalents and marketable securities were $719 million.

As of December 31, 2022, we had an accumulated deficit of $2.9 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

Global Considerations

We are monitoring the recent volatility in the global financial markets, including inflation and rising interest rates. These developments could continue to negatively impact global economic activity and consumer behavior, which may adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.

We are also continuing to monitor the impact of COVID-19 pandemic on our business, operations, and financial results. The situation surrounding the COVID-19 pandemic remains fluid and the full extent of the impact on our business will depend on certain developments including the duration and severity of the pandemic, the emergence of new variants that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume in geographies that continue to be afflicted by COVID-19, future government actions that may be taken, the impact on user activity and behaviors, and the effect on our merchants, vendors, employees, and shareholders, all of which remain unpredictable.

February 2022 Restructuring Plan

In February 2022, our Board of Directors ("the Board") approved the February 2022 Restructuring Plan (“Restructuring Plan”) to refocus our operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The Restructuring Plan was substantially implemented by the end of fiscal year 2022.

The Restructuring Plan includes i) reducing our headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. During the year ended December 31, 2022, we recorded charges of $3 million in severance and other personnel reductions costs for terminated employees, and $11 million in impairments of lease assets and property and equipment. All related severance payments have been made during the third quarter of 2022.

January 2023 Reduction in Workforce

In January 2023, we announced a plan to further reduce our workforce by up to an additional 150 employees, representing approximately 17% of our then global workforce. The reduction in workforce ("RIF") is intended to refocus our operations to support our ongoing business prioritization efforts, better align resources, and improve operational efficiencies. In connection with the RIF, we expect to incur one-time charges of approximately $3 to $4 million consisting of severance and other personnel reduction costs. We expect that the majority of these charges will be incurred in the first quarter of 2023 and that the implementation of the RIF will be substantially complete by the end of the second quarter of 2023.

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

	Year Ended
	December 31,
	2022	2021	2020
	($ in millions)
MAU	24	74	107
LTM Active Buyers	13	38	64
Adjusted EBITDA	$(288)	$(199)	$(217)
Adjusted EBITDA Margin	(50)%	(10)%	(9)%
Free Cash Flow	$(424)	$(953)	$(2)

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

MAUs decreased approximately 68% from the year ended December 31, 2022 compared to the year ended December 31, 2021. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

LTM Active Buyers

As of the last date of each reported period, we determine our number of unique last-twelve-months active buyers ("LTM active buyers") by counting the total number of individual users who have placed at least one order on the Wish platform, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months. We, however, exclude from the computation those buyers whose order is canceled before the item is shipped and the purchase price is refunded. The number of LTM active buyers is an indicator of our ability to attract and monetize a large user base to our platform and of our ability to convert visits into purchases. We believe that increasing our LTM active buyers will be a significant driver to our future revenue growth.

LTM active buyers decreased approximately 66% from the year ended December 31, 2022 compared to the year ended December 31, 2021. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our loss before interest and other income (expense), net (which includes foreign exchange gain or loss and other non-operating income and expenses), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense, remeasurement of redeemable convertible preferred stock warrant liability, lease termination and impairment related expenses, restructuring and other discrete one-time charges, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA and Adjusted EBITDA Margin in this report because they are key measures used by our management and the Board to understand and evaluate our operating performance and trends and how we are allocating internal resources, to prepare and approve our annual budget and to develop short- and long-term operating plans. We also believe that the exclusion of certain items in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business as it removes the impact of non-cash items and certain variable charges.

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

Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020
	($ in millions)
Revenue	$571	$2,085	$2,541
Net loss	(384)	(361)	(745)
Net loss as a percentage of revenue	(67)%	(17)%	(29)%
Excluding:
Interest and other (income) expense, net	(15)	(16)	2
Provision for income taxes	1	10	2
Depreciation and amortization	6	9	12
Stock-based compensation expense and related employer payroll taxes(1)(2)	74	150	398
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	110
Lease termination and impairment related expenses	—	6	—
Restructuring and other discrete items(3)	29	—	—
Recurring other items(4)	1	3	4
Adjusted EBITDA	$(288)	$(199)	$(217)
Adjusted EBITDA margin	(50)%	(10)%	(9)%
(1)
Total amount for the year ended December 31, 2022 consisted of $72 million of stock-based compensation expense and $2 million of related employer payroll taxes. Total amount for the year ended December 31, 2021 consisted of $141 million of stock-based compensation expense and $9 million of related employer payroll taxes. Total amount for the year ended December 31, 2020 consisted of $390 million of stock-based compensation expense and $8 million of related employer payroll taxes.
(2)
Total stock-based compensation and related employer payroll taxes for the year ended December 31, 2022 decreased by $76 million compared to the year ended December 31, 2021 primarily due to forfeitures driven by the resignation of Mr. Szulczewski from his former position as CEO, reductions to the Company’s workforce as part of the Company’s Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards. These reductions were partially offset by the acceleration of Mr. Talwar's equity awards upon his termination from his position as CEO.
(3)
Total amount for the year ended December 31, 2022 included a $15 million one-time discretionary cash bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s initial public offering ("IPO") as well as restructuring charges consisting of $3 million of severance and other personnel reduction costs and $11 million in impairment of lease assets and property and equipment.
(4)
Total amount represents recurring income originating from contractual agreements with third parties, which is included within interest and other income (expense), net within the consolidated statements of operations.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash (used in) provided by:
Operating activities	$(422)	$(951)	$—
Investing activities	(47)	(3)	165
Financing activities	(22)	7	1,046

Free Cash Flow

We also provide Free Cash Flow, a non-GAAP financial measure that represents net cash used in operating activities less purchases of property and equipment and development of internal-use software. We believe that Free Cash Flow is an important measure since we use third parties to host our services and therefore, we do not incur significant capital expenditures to support revenue generating activities.

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

Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, such as net cash used in operating activities, net loss and our other GAAP results.

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020
	(in millions)
Cash used in operating activities	$(422)	$(951)	$—
Less:
Purchases of property and equipment and development of internal-use software	2	2	2
Free Cash Flow	$(424)	$(953)	$(2)

See the “Liquidity and Capital Resources” section below for further discussion on our cash position and future liquidity for the year ended December 31, 2022.

Components of Results of Operations

Revenue

Our revenue consists of marketplace and logistics revenue.

Marketplace revenue

We provide a mix of marketplace services to our customers. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace.

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as geography, product category, Wish Standards' tier, item value and dynamic pricing. We recognize revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within our marketplace. We recognize ProductBoost revenue based on the number of impressions delivered, or clicks by users.

Logistics revenue

Our logistics offering for merchants is designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services include transportation and delivery of the merchant’s products to the user. Merchants are required to prepay for logistics services on a per order basis.

We recognize revenue over time as the merchant simultaneously receives and consumes the logistics services benefit as the logistics services are performed. We use an output method of progress based on days in transit as it best depicts the Company’s progress toward complete satisfaction of the performance obligation.

Cost of Revenue and Operating Expenses

Cost of revenue

Cost of revenue includes colocation and data center charges, interchange and other fees for credit card processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to our users that we are not able to collect from our merchants, depreciation and amortization of property and equipment, shipping charges, tracking and logistics costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense for our infrastructure, merchant support, and logistics personnel. Cost of revenue also includes an allocation of general information technology ("IT") and facilities overhead expenses.

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

Product development

Our product development expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation for our engineers and other employees involved in product development activities. Product development costs have historically been expensed as incurred. Product development costs also include the cost of IT and outside services used by the product development team as well as an allocation of general IT and facilities overhead expenses.

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

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenue	$571	$2,085	$2,541
Cost of revenue(1)	405	977	947
Gross profit	166	1,108	1,594
Operating expenses:
Sales and marketing(1)	254	1,102	1,708
Product development(1)	194	208	222
General and administrative(1)	116	165	295
Total operating expenses	564	1,475	2,225
Loss from operations	(398)	(367)	(631)
Other income (expense), net
Interest and other income (expense), net	15	16	(2)
Remeasurement of convertible preferred stock warrant liability	—	—	(110)
Loss before provision for income taxes	(383)	(351)	(743)
Provision for income taxes	1	10	2
Net loss	$(384)	$(361)	$(745)

(1) Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2022	2021	2020
	(in millions)
Cost of revenue	$7	$20	$35
Sales and marketing	6	12	23
Product development	50	59	118
General and administrative	9	50	214
Total stock-based compensation	$72	$141	$390

The following table presents the components of our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	71%	47%	37%
Gross profit	29%	53%	63%
Operating expenses:
Sales and marketing	45%	53%	67%
Product development	34%	10%	9%
General and administrative	20%	8%	12%
Total operating expenses	99%	71%	88%
Loss from operations	(70)%	(18)%	(25)%
Other income (expense), net:
Interest and other income (expense), net	3%	1%	—
Remeasurement of convertible preferred stock warrant liability	—	—	(4)%
Loss before provision for income taxes	(67)%	(17)%	(29)%
Provision for income taxes	—	—	—
Net loss	(67)%	(17)%	(29)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
Core marketplace revenue(1)	$220	$1,177	$(957)	(81)%
ProductBoost revenue	46	165	(119)	(72)%
Marketplace revenue	266	1,342	(1,076)	(80)%
Logistics revenue	305	743	(438)	(59)%
Revenue	$571	$2,085	$(1,514)	(73)%
(1)
Wish Cash liability breakage recognized within core marketplace revenue was $4 million and $29 million for the years ended December 31, 2022 and 2021, respectively. Refer to Note 4 to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional details. In addition, core marketplace revenue included approximately a $6 million net loss and $22 million net gain for the years ended December 31, 2022 and 2021, respectively, from our cash flow hedging program.

Revenue decreased $1.5 billion, or 73%, to $571 million for the year ended December 31, 2022 as compared to $2.1 billion for the year ended December 31, 2021. This decrease was attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue decreased $1.1 billion, or 80% to $266 million for the year ended December 31, 2022, as compared to $1.3 billion for the year ended December 31, 2021. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as well as revisions to our pricing strategy, which resulted in lower marketplace revenue.

Logistics revenue decreased $438 million or 59% to $305 million for the year ended December 31, 2022, as compared to $743 million for the year ended December 31, 2021. Like marketplace revenue, the decrease was primarily driven by lower order volumes during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
Cost of revenue	$405	$977	$(572)	(59)%
Percentage of revenue	71%	47%
Gross Margin	29%	53%

Cost of revenue decreased $572 million, or 59%, to $405 million for the year ended December 31, 2022, as compared to $977 million for the year ended December 31, 2021. This decrease was primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

The gross margin decreased to 29% for the year ended December 31, 2022 from 53% for the year ended December 31, 2021, primarily driven by a greater percentage of lower margin logistics services making up overall revenue during the year ended December 31, 2022 as compared to the year ended December 31, 2021, and revisions to our pricing strategy.

Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
Sales and marketing	$254	$1,102	$(848)	(77)%
Percentage of revenue	45%	53%

Sales and marketing expenses decreased $848 million, or 77%, to $254 million for the year ended December 31, 2022, compared to $1.1 billion for the year ended December 31, 2021. The decrease was primarily due to reduced digital advertising expenditures in order to focus our resources on other strategic initiatives, and reduced employee-related costs, including stock-based compensation expense, driven by lower headcount as a result of our Restructuring Plan.

Product Development

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
Product development	$194	$208	$(14)	(7)%
Percentage of revenue	34%	10%

Product development expense decreased $14 million, or 7%, to $194 million for the year ended December 31, 2022, as compared to $208 million for the year ended December 31, 2021. The decrease was primarily due to a reduction in expenses associated with data analytics and facility related costs, and to a lesser extent, employee-related costs, including stock-based compensation expense, driven by lower headcount as a result of our Restructuring Plan. The decrease was partially offset by a one-time discretionary bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO and an increase in content moderation services regarding products listed on our platform.

General and Administrative

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
General and administrative	$116	$165	$(49)	(30)%
Percentage of revenue	20%	8%

General and administrative expenses decreased $49 million, or 30%, to $116 million for the year ended December 31, 2022, as compared to $165 million for the year ended December 31, 2021. The decrease was primarily related to a reversal of stock-based compensation in connection with the resignation of both our former CEO (Mr. Szulczewski) and executive chair, a reduction in employee-related costs, including stock-based compensation, driven by a reduced headcount from the February 2022 Restructuring Plan, and to a lesser extent, decreases in legal, audit, tax, and lease related expenses. These decreases were partially offset by impairments of our lease assets and related property and equipment.

Interest and Other Income, net

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
Interest and other income (expense), net	$15	$16	$(1)	(6)%
Percentage of revenue	3%	1%

Interest and other income, net decreased $1 million, or 6%, to $15 million for the year ended December 31, 2022, as compared to $16 million for the year ended December 31, 2021. The decrease was attributable to less foreign exchange gains offset by an increase in interest income due to higher interest rates.

Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	($ in millions)
Provision for income taxes	$1	$10	$(9)	(90)%
Percentage of revenue	—	—

Provision for income taxes decreased $9 million, or 90%, to $1 million for the year ended December 31, 2022, as compared to $10 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in pre-tax earnings of our international operations.

Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $719 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

Our material cash requirements include $173 million in accounts and merchants payable, $72 million remaining on a colocation and cloud services purchase commitment, and $22 million of facility lease obligations, of which $8 million is due within the next 12 months.

Sources of Liquidity

In December 2020, we completed our IPO of Class A common stock and received net proceeds of approximately $1.1 billion after deducting underwriting discounts and commissions of approximately $52 million, but before deducting offering costs, net of reimbursements, of approximately $6 million. As of December 31, 2022, we did not have any outstanding borrowings.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of December 31, 2022, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for additional details related to the Revolving Credit Facility.

Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash (used in) provided by:
Operating activities	$(422)	$(951)	$—
Investing activities	(47)	(3)	165
Financing activities	(22)	7	1,046

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

Net cash used in our operating activities for the year ended December 31, 2022 was $422 million. This was primarily driven by our net loss of $384 million and $136 million of unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $98 million, consisting of $72 million in stock-based compensation expense and $26 million of other non-cash expenses. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $127 million primarily due to lower order volumes and reduced digital advertising expenditures.

Net cash used in our operating activities for the year ended December 31, 2021 was $951 million. This was primarily driven by our net loss of $361 million and $768 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $178 million, consisting of $141 million in stock-based compensation expense and $37 million of other non-cash expenses. Unfavorable working capital movement was mainly driven by reductions accounts payable, merchants payable and accrued and refund liabilities. Accounts payable decreased by $367 million primarily due to our decision to significantly reduce digital advertising expenditures and the timing of payments and shorter vendor payment terms. Earlier during the COVID-19 pandemic, we were able to negotiate favorable payment terms with certain key digital advertising partners (45 days and 60 days). The payment terms with these key digital advertising partners reverted back to 30 days when the favorable terms expired on December 31, 2020. Merchants payable decreased by $269 million primarily due to lower volumes driven by reduced digital advertising expenditures that resulted in lower MAUs and LTM Active Buyers.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $47 million for the year ended December 31, 2022. This was primarily due to $368 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $321 million of maturities in marketable securities and $2 million of other investing activities.

Net cash used in investing activities was $3 million for the year ended December 31, 2021. This was primarily due to $299 million in purchases of marketable securities and $2 million in capital expenditures, offset by sales and maturities in marketable securities of $298 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in our financing activities was $22 million for the year ended December 31, 2022. This was primarily due to $23 million in payments of taxes related to employee RSU settlements and cashless exercises of stock options, offset by $1 million in proceeds from common stock purchased under the Company's Employee Stock Purchase Plan.

Net cash provided by our financing activities was $7 million for the year ended December 31, 2021. This was primarily due to proceeds originating from sales of shares through our employee equity incentive plans, partially offset by payment of taxes related settlement of RSUs.

Off Balance Sheet Arrangements

For the years ended December 31, 2022, 2021, and 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the accounting policies below involve a significant degree of assumptions and estimates, and thus have the greatest potential impact on our consolidated financial statements. For further information on all of our significant accounting policies, refer to Note 2 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data”.

Revenue Recognition

The most critical judgments required in applying ASC 606, Revenue Recognition from Customers, and our revenue policy relate to:

•
The determination of distinct promises to the customer that should not be combined;
•
The recognition of revenue, as a principal or an agent based on the nature of the promise, and at a point in time or over time;
•
Estimates related to future refunds and chargebacks;
•
The evaluation of whether a promotion or incentive is a payment to a customer or a non-customer; and
•
The determination of accounting treatment based on whether the contract is with a customer, vendor or other parties.

Changes in judgments with respect to these assumptions and estimates could impact the timing and amount of revenue recognition.

Deferred Revenue

Deferred revenue consists of amounts received, primarily related to unsatisfied performance obligations of logistics services, at the end of the period. Due to the short-term duration of contracts, all of the performance obligations will be satisfied in the following reporting period.

Wish Cash Liability

We issue Wish Cash to end-users who opt to receive it for their refundable transactions, and as a part of our various referral and incentive programs. We accrue a liability for issued Wish Cash which is reduced when Wish Cash is redeemed by our users. We record breakage revenue within core marketplace revenue, on unredeemed Wish Cash balances based on expected customer redemption. We estimate breakage based on historical and expected trends. Actual redemptions may vary from our estimates.

Operating Lease Obligations

We lease facilities and data center colocations in multiple locations under non-cancelable lease agreements through 2027. For leases with a term greater than one year, lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The discount rate the Company uses to estimate the present value of future lease payments is the Company’s incremental borrowing rate because the rate implicit in our leases are not readily available. The right-of-use ("ROU") asset is determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The expected lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.

Determining the incremental borrowing rate to calculate the present value of future lease payments involves considerable estimates and assumptions. These estimates and assumptions include, among others, future economic and market conditions, analysis of publicly traded debt of companies with similar credit risk profiles of our own, and likelihood of the Company exercising lease renewal options (if applicable). Changes in these factors and assumptions used can materially affect the amount of ROU assets and lease liabilities we recognize on our consolidated balance sheets.

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

Calculating the fair value of the asset involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

Loss Contingencies

We are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. We disclose material contingencies when we believe that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. We review these provisions on an ongoing basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

The outcome of legal matters and litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations, and financial condition, including in a particular reporting period, could be materially adversely affected

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), stock options, and purchase rights issued to employees under our employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock options and ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for its common stock as reported on the Nasdaq Global Select Market on the date of grant.

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

Income Taxes

We are subject to income taxes in the U.S. and in many international jurisdictions. The determination of these tax liabilities requires estimation, significant judgment, and interpretation of each jurisdiction’s tax statutes, regulations, and case laws. Additionally, governing tax legislation could change significantly with little or no notice. It is important for us to monitor economic, political, and other conditions in the various countries with operations as changes in a jurisdiction’s conditions could impact the amount of deferred tax assets or our ability to utilize deferred tax assets in the future.

We account for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when deemed necessary to reduce deferred tax assets to the amount expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of December 31, 2022 were held primarily in cash deposits, treasuries, and corporate bonds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

Based on our overall currency rate exposures as of December 31, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

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

Item 8. Financial Statements and Supplementary Data.

CONTEXTLOGIC INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ContextLogic Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of ContextLogic Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment, specifically providing sufficient management oversight and ownership over the internal control evaluation process and hiring and training sufficient competent personnel to support the Company’s internal control objectives and (ii) effective controls over information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements, including sufficient user access controls, program change management controls, and computer operations controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Consolidated Financial Statements - Impact of Control Environment, Control Activities and Information Technology General Controls

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, management’s ability to (i) fully implement components of the COSO framework, including elements of the control environment and control activities components relating to providing sufficient management oversight and ownership over the internal control evaluation process, hiring and training sufficient competent personnel to support the Company’s internal control objectives, and retaining sufficient documentation of control activities and evidence supporting the operating effectiveness of controls and (ii) design and maintain effective information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements, including sufficient user access controls, program change management controls and computer operations controls.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of control environment, control activities and information technology general controls is a critical audit matter are the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the consolidated financial statements and information systems, which affect substantially all financial statement account balances and disclosures. As previously disclosed by management, material weaknesses existed during the year related to management not (i) fully implementing components of the COSO framework, including elements of the control environment, information and communication, control activities, and monitoring components, relating to providing sufficient management oversight and ownership over the internal control evaluation process, hiring and training sufficient competent personnel to support the Company’s internal control objectives, performing timely monitoring to ascertain whether the components of internal control are present and functioning effectively, communicating deficiencies in a timely manner to those parties responsible for taking corrective action, and retaining sufficient documentation of control activities and evidence supporting the operating effectiveness of controls and (ii) designing or maintaining effective information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements, including sufficient user access controls, program change management controls and computer operations controls. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses related to (i) the control environment and (ii) information technology general controls continued to exist as of December 31, 2022.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses that existed during the year. These procedures also included (i) manually testing the completeness and accuracy of system reports or other information generated by the Company's information technology systems and (ii) evaluating whether management performed timely monitoring to ascertain whether the components of internal control are present and functioning effectively, communicated deficiencies in a timely manner to those parties responsible for taking corrective action, and retained sufficient documentation of control activities and evidence supporting the operating effectiveness of controls.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ContextLogic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ContextLogic Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2022.

San Francisco, California

March 14, 2022

CONTEXTLOGIC INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	As of December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$506	$1,009
Marketable securities	213	150
Funds receivable	14	17
Prepaid expenses and other current assets	44	48
Total current assets	777	1,224
Property and equipment, net	9	17
Right-of-use assets	9	18
Marketable securities	—	17
Other assets	4	7
Total assets	$799	$1,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53	$67
Merchants payable	120	185
Refunds liability	6	23
Accrued liabilities	130	174
Total current liabilities	309	449
Lease liabilities, non-current	13	16
Total liabilities	322	465
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100 shares authorized as of December 31, 2022 and 2021; No shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value: 3,000 Class A shares and 3,500 (3,000 Class A, 500 Class B) shares authorized as of December 31, 2022 and 2021, respectively; 695 Class A shares and 658 (593 Class A, 65 Class B) shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	3,411	3,360
Accumulated other comprehensive (loss) income	(5)	3
Accumulated deficit	(2,929)	(2,545)
Total stockholders’ equity	477	818
Total liabilities and stockholders’ equity	$799	$1,283

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended
	December 31,
	2022	2021	2020

Revenue	$571	$2,085	$2,541
Cost of revenue	405	977	947
Gross profit	166	1,108	1,594
Operating expenses:
Sales and marketing	254	1,102	1,708
Product development	194	208	222
General and administrative	116	165	295
Total operating expenses	564	1,475	2,225
Loss from operations	(398)	(367)	(631)
Other income (expense), net:
Interest and other income (expense), net	15	16	(2)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	(110)
Loss before provision for income taxes	(383)	(351)	(743)
Provision for income taxes	1	10	2
Net loss	$(384)	$(361)	$(745)
Net loss per share, basic and diluted	$(0.57)	$(0.57)	$(5.87)
Weighted-average shares used in computing net loss per share, basic and diluted	672	629	127

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended
	December 31,
	2022	2021	2020

Net loss	$(384)	$(361)	$(745)
Other comprehensive (loss) income:
Unrealized holding (losses) gains on derivatives and marketable securities, net of tax	(1)	—	2
Foreign currency translation adjustment	(7)	2	(1)
Other comprehensive (loss) income	(8)	2	1
Comprehensive loss	$(392)	$(359)	$(744)

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions, except per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock			Accumulated Other		Total
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' (Deficit) Equity

Balances as of December 31, 2019	422	$1,536	103	$—	$—	$—	$(1,439)	$(1,439)
Conversion of redeemable convertible preferred stock into common stock upon IPO	(422)	(1,536)	422	—	1,536	—	—	1,536
Issuance of common stock upon IPO, net of issuance costs	—	—	46	—	1,046	—	—	1,046
Issuance of common stock upon exercise of redeemable convertible preferred stock warrant	—	—	10	—	237	—	—	237
Issuance of additional common stock in connection with the conversion of Series H redeemable convertible preferred stock	—	—	1	—	—	—	—	—
Issuance of common stock upon exercise of options for cash	—	—	5	—	2	—	—	2
Repurchase of common stock	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	390	—	—	390
Other comprehensive income, net	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(745)	(745)
Balances as of December 31, 2020	—	$—	587	$—	$3,210	$1	$(2,184)	$1,027
Issuance of common stock upon exercise of options for cash	—	—	29	—	6	—	—	6
Issuance of common stock upon settlement of restricted stock units	—	—	40	—	(5)	—	—	(5)
Net exercises of common stock warrant	—	—	1	—	—	—	—	—
Issuance of common stock through ESPP	—	—	1	—	7	—	—	7
Stock-based compensation	—	—	—	—	142	—	—	142
Other comprehensive income, net	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(361)	(361)
Balances as of December 31, 2021	—	$—	658	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	—	—	1	—	—	—	—	—
Issuance of common stock upon cashless exercise of options	—	—	43	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	29	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(37)	—	(22)	—	—	(22)
Issuance of common stock through ESPP	—	—	1	—	1	—	—	1
Stock-based compensation	—	—	—	—	72	—	—	72
Other comprehensive loss, net	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(384)	(384)
Balances as of December 31, 2022	—	$—	695	$—	$3,411	$(5)	$(2,929)	$477

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(384)	$(361)	$(745)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory write downs	3	13	—
Depreciation and amortization	6	9	12
Noncash lease expense	6	11	10
Impairment of lease assets and property and equipment	11	—	—
Stock-based compensation expense	72	141	390
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	110
Other	—	4	(2)
Changes in operating assets and liabilities:
Funds receivable	3	66	12
Prepaid expenses, other current and noncurrent assets	(1)	54	(2)
Accounts payable	(13)	(367)	263
Merchants payable	(65)	(269)	(166)
Accrued and refund liabilities	(49)	(213)	115
Lease liabilities	(8)	(11)	(10)
Other current and noncurrent liabilities	(3)	(28)	13
Net cash used in operating activities	(422)	(951)	—
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	(2)	(2)	(2)
Purchases of marketable securities	(368)	(299)	(266)
Sales of marketable securities	—	50	—
Maturities of marketable securities	321	248	433
Other	2	—	—
Net cash (used in) provided by investing activities	(47)	(3)	165
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	1	13	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	1,052
Payments to repurchase common and redeemable convertible preferred stock	—	—	(1)
Payments of taxes related to RSU settlement and cashless exercise of stock options	(23)	(5)	—
Payment of deferred offering costs and other financing activities	—	(1)	(5)
Net cash (used in) provided by financing activities	(22)	7	1,046
Foreign currency effects on cash, cash equivalents, and restricted cash	(14)	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(505)	(947)	1,211
Cash, cash equivalents and restricted cash at beginning of period	1,018	1,965	754
Cash, cash equivalents and restricted cash at end of period	$513	$1,018	$1,965
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$506	$1,009	$1,965
Restricted cash included within prepaid expenses and other current assets in the consolidated balance sheets	7	9	—
Total cash, cash equivalents and restricted cash	$513	$1,018	$1,965
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$6	$10	$1
Supplemental noncash investing activities:
Stock-based compensation capitalized in development of internal-use software	$—	$1	$—
Supplemental noncash financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$1,536
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital	$—	$—	$237
Offering costs included in accounts payable	$—	$—	$1

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

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in San Francisco, California, with operations domestically and internationally.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily apparent from other sources. These estimates include, but are not limited to, fair value of financial instruments, useful lives and impairment of long-lived assets, fair value of derivative instruments, incremental borrowing rate applied to lease accounting, contingent liabilities, redemption probabilities associated with Wish Cash, allowances for refunds and chargebacks and uncertain tax positions. As of December 31, 2022, the effects of the ongoing COVID-19 pandemic on the Company’s business, results of operations, and financial condition continue to evolve. As a result, many of the Company’s estimates and assumptions required increased judgment and these estimates may change materially in future periods.

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

The following table shows the disaggregated revenue for the applicable periods:

	Year Ended
	December 31,
	2022	2021	2020
	(in millions)
Core marketplace revenue	$220	$1,177	$1,827
ProductBoost revenue	46	165	200
Marketplace revenue	266	1,342	2,027
Logistics revenue	305	743	514
Revenue	$571	$2,085	$2,541

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

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as geography, product category, Wish Standards' tier, item value and dynamic pricing. The Company recognizes revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within the Company's marketplace. The Company recognizes ProductBoost revenue based on the number of impressions delivered, or clicks by users.

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

Deferred Revenue

Deferred revenue consists of amounts received primarily related to unsatisfied performance obligations of logistics services and marketplace services for shipments in-transit at the end of the period where the Company is the principal. The deferred revenue balances as of December 31, 2022 and 2021 are disclosed in Note 4 – Balance Sheet Components. Due to the short-term duration of contracts, all of the performance obligations will be satisfied in the following reporting period.

Refunds and Chargebacks

Refunds and chargebacks are associated with marketplace revenue. Returns are not material to the Company’s business. Estimated refunds and chargebacks are recognized on the consolidated balance sheets as refunds liability. The merchant’s share of the refunds is recognized as a reduction to the amount due to merchants. The revenue recognized on transactions subject to refunds and chargebacks is reversed. The Company estimates future refunds and chargebacks using a model that incorporates historical experience, considering recent business trends, and market activity.

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

Wish Cash Liability

The Company issues Wish Cash to end-users who opt to receive it for their refundable transactions. The Company also offers Wish Cash as part of its various referral and incentive programs. The Company accrues a liability for issued Wish Cash which is reduced when Wish Cash is redeemed by its users. Based on historical experience, the Company analyzes the Wish Cash liability considering usage patterns to determine the probability of redemption. While the Company will continue to honor all Wish Cash presented for payment, management may determine the likelihood of redemption to be remote for Wish Cash balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash balances not expected to be redeemed are recognized in Core Marketplace revenue. Refer to Note 4 – Balance Sheet Components for more information on Wish Cash liability breakage.

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

Advertising Expense

Advertising expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed as incurred. Advertising expenses were $195 million, $1.0 billion and $1.6 billion for the years ended 2022, 2021 and 2020, respectively.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consisted of cash deposited with banks and money market funds for which their cost approximates their fair value. The Company held 72% and 83% of its cash and cash equivalents in the United States as of December 31, 2022 and 2021, respectively.

Restricted cash as of December 31, 2022 represents amounts held in collateral and cash accounts in a foundation entity dedicated to safeguarding funds of payment service users consisting of European Economic Area merchants, ensuring the funds remain separate from the Company’s own funds. These funds are included within prepaid expenses and other current assets in the consolidated balance sheets.

Marketable Securities

Marketable securities consist of short-term and long-term debt securities classified as available-for-sale and have original maturities greater than 90 days. Marketable securities are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are recognized within other comprehensive income. Realized gains or losses on the sale of all such securities are reported in interest and other income (expense), net, and computed using the specific identification method. For declines in fair market value below the cost of an individual marketable security, the Company assesses whether the decline in value is other than temporary based on the length of time the fair market value has been below cost, the severity of the decline and the Company’s intent and ability to hold or sell the investment. If an investment is impaired, the Company writes it down through earnings to its recoverable value and establishes that as a new cost basis for the investment.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 24% and 15% of the Company’s total cash and cash equivalents as of December 31, 2022 and 2021, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	December 31,
	2022	2021
PSP 1	56%	62%
PSP 2	32%	32%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the years ended December 31, 2022, 2021 and 2020.

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

Operating leases are included in the ROU assets, accrued liabilities, and lease liabilities, non-current on the consolidated balance sheets. The Company has no finance leases.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), stock options, and purchase rights issued to employees under its employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for its common stock as reported on the Nasdaq Global Select Market on the date of grant. The fair value of service-based RSUs and stock options is recognized as an expense on a straight-line basis over the requisite service period, which ranges from one to four years. For stock-based awards granted to employees with a performance condition, the Company recognizes stock-based compensation expense under the accelerated attribution method over the requisite service period. The fair value of the ESPP purchase rights is recognized as an expense on a straight-line basis over the offering period.

The Company accounts for forfeitures as they occur.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency for operating entities with employees and is the U.S. dollar for holding companies and pass-through entities. The assets and liabilities of its non-U.S. dollar functional currency subsidiaries are translated into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for its foreign subsidiaries are translated using rates that approximate those in effect during the period. Foreign currency translation adjustments are reflected in stockholders’ equity as a component of other comprehensive (loss) income.

Transactions on the Company’s marketplace occur in various foreign currencies that are processed by its PSPs. These transactions are collected on a regular basis and are converted to U.S. dollars or euros within the short period of time between the recognition of revenue and cash collection on a regular basis, which limits the Company’s exposure to foreign currency risk.

Merchants payable are denominated primarily in Renminbi (“RMB”) and other local currencies. As of December 31, 2022 and 2021, the merchants payable amount denominated in RMB was 70% and 76%, respectively.

Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in interest and other income (expense), net on the consolidated statements of operations. The Company recognized a net gain resulting from foreign exchange transactions of $10 million for the year ended December 31, 2022, and net losses of $15 million and $26 million for the years ended December 31, 2021 and 2020, respectively. The Company recognized a $7 million cumulative translation loss for the year ended December 31, 2022, and a $2 million cumulative translation gain and a $1 million cumulative translation loss in the years ended December 31, 2021 and 2020, respectively.

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

Fair Value Measurement

The Company applies fair value accounting for its financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive (loss) income. Other comprehensive (loss) income consists of unrealized holding gains or losses related to derivative instruments, unrealized gains or losses on marketable securities, and foreign currency translation adjustments.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$50	$50	$—	$—
Corporate bonds	2	—	2	—
Total cash equivalents	$52	$50	$2	$—
Marketable securities:
U.S. Treasury bills	$173	$—	$173	$—
Commercial paper	7	—	7	—
Corporate bonds	29	—	29	—
Certificates of deposit	—	—	—	—
Non-U.S. government	4	—	4	—
Total marketable securities	$213	$—	$213	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$271	$50	$221	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$13	$13	$—	$—
Marketable securities:
U.S. Treasury bills	$53	$—	$53	$—
Commercial paper	39	—	39	—
Corporate bonds	57	—	57	—
Certificates of deposit	5	—	5	—
Non-U.S. government	13	—	13	—
Total marketable securities	$167	$—	$167	$—
Prepaid and other current assets:
Derivative assets	$4	$—	$4	$—
Total financial assets	$184	$13	$171	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	December 31,
	2022		2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$214	$213	$150	$150
Due after one year through five years	—	—	17	17
Total marketable securities	$214	$213	$167	$167

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of December 31, 2022 and 2021 were immaterial.

4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2022	2021(1)
	(in millions)
Logistics costs(2)	$44	$56
Deferred revenue and customer deposits(3)	18	25
Wish Cash liability(4)	14	20
Sales and indirect taxes(5)	15	26
Other	39	47
Total accrued liabilities	$130	$174

(1)
The amounts previously disclosed in the Company’s 2021 Form 10-K were realigned to ensure consistency with the amounts reflected as of December 31, 2022.
(2)
Logistics costs decreased by $12 million or 21% primarily due to lower shipping volumes during the fourth quarter of 2022 compared to the fourth quarter of 2021.
(3)
Deferred revenue and customer deposits decreased by $7 million or 28% primarily due to lower logistics volumes during the fourth quarter of 2022 compared to the fourth quarter of 2021.
(4)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue during the years ended December 31, 2022 and 2021 was $4 million and $29 million, respectively.
(5)
Sales and indirect taxes decreased by $11 million or 42% primarily due to less taxes in connection with lower order volumes during the fourth quarter of 2022 compared to the fourth quarter of 2021

5. Derivative Financial Instruments

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	December 31, 2022	December 31, 2021
	(in millions)
Cash flow hedges	$168	$320
Non-designated hedges	11	54
Total	$179	$374

Fair Value of Derivative Financial Instruments

	December 31, 2022		December 31, 2021
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$2	$—	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$4	$2	$2	$1
Total derivatives	$6	$2	$4	$1

(1) Derivative assets are included in prepaid and other current assets in the consolidated balance sheet.

(2) Derivative liabilities are included in accrued liabilities in the consolidated balance sheet.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	December 31,	December 31,
	2022	2021
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive income before reclassifications	(6)	22
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	6	(22)
Balance at the end of the period	$2	$2

Derivatives Not Designated as Hedging Instruments

The changes in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately a $7 million net loss and a $21 million net gain for the years ended December 31, 2022 and 2021, respectively, and were recognized in other income (expense), net in the consolidated statements of operations.

6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2027.

The components of the Company’s lease costs were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating lease costs	$7	$13	$13
Short-term lease costs	2	—	1
Variable costs	1	2	1
Total	$10	$15	$15

As of December 31, 2022 and 2021, the Company’s consolidated balance sheet included ROU assets in the amount of $9 million and $18 million, respectively, and lease liabilities in the amount of $7 million and $9 million in accrued liabilities, respectively, and $13 million and $16 million in lease liabilities, non-current, respectively.

In February 2022, the Company’s Board of Directors ("the Board") approved a restructuring plan, which included exiting various office leases. As a result, the Company ceased using certain office spaces. As the carrying value of the related right-of-use assets and leasehold improvements exceeded the estimated fair value, the Company recognized an impairment loss of $11 million for the year ended December 31, 2022, which is included as part of general and administrative expenses in its consolidated financial statements. Of the $11 million impairment loss for the year ended December 31, 2022, $6 million related to the impairment of operating ROU assets and $5 million primarily related to impairment of leasehold improvements. See Note 12. Restructuring Costs for more information about the Company’s restructuring plan.

As of December 31, 2022 and 2021, the weighted-average remaining lease term was 3 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$15	$14
Right-of-use assets obtained in exchange for new lease liabilities	$4	$—	$12

The maturities of the Company’s operating lease liabilities are as follows:

December 31,
2022
Year ending December 31,	(in millions)
2023	$8
2024	8
2025	4
2026	1
2027	1
Total lease payments	22
Less: imputed interest	(2)
Present value of lease liabilities	$20

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of December 31, 2022, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the years ended December 31, 2022, 2021, and 2020.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of December 31, 2022, the remaining commitment under this amended agreement was approximately $72 million and is payable within the next three years.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. The Company believes these lawsuits are without merit and it intends to vigorously defend them. The Court recently heard the Company’s motion to dismiss and a ruling is pending. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time. Further, even if there was a reasonable possibility of a material loss, the Company believes the possibility of material loss with respect to each of the matters is remote.

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

In December 2021, the Company became aware that authorities in France charged Wish with legal violations relating to the Company’s former practice and use of strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company disputes the charges and a hearing is currently scheduled for March 2023. Any adverse outcome could result in payment of substantial fines, payments to allegedly impacted consumer groups, harm to the Company’s reputation, loss of rights, or adverse changes to the Company’s offerings or business practices in France. Any of these results could adversely affect the Company’s business. In addition, defending claims may be costly and may impose a significant burden on the Company’s management. The Company believes that the possibility of a loss is probable and management has previously disclosed the matter, however, the total amount accrued remains immaterial.

As of December 31, 2022, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

8. COMMON STOCK and STOCK-based compensation

Common Stock and Elimination of Dual-Class Structure

Prior to August 9, 2022, the Company had two classes of authorized common stock, Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders. Holders of Class B common stock were entitled to 20 votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock were identical. Shares of Class B common stock were voluntarily convertible into shares of Class A common stock at the option of the holder and were automatically converted into shares of Class A common stock upon a sale or transfer, subject to certain exemptions.

On August 4, 2022, Piotr Szulczewski provided notice of his intention to resign as a member of the Company's Board, effective August 9, 2022. In tandem with his resignation notice, Mr. Szulczewski submitted a conversion notice to convert (the “Conversion”) all shares of Class B common stock of the Company he held into the same number of shares of Class A common stock of the Company, also effective August 9, 2022. In accordance with the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), as the remaining outstanding shares of Class B common stock represented less than five percent (5%) of the aggregate number of outstanding shares of Class A common stock and Class B common stock outstanding after the Conversion, all remaining shares of Class B common stock were automatically converted into Class A common stock immediately following the Conversion on a one-to-one basis and no further Class B common stock will be issued. The Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of the shares of Class B Common Stock.

Until the Class B conversion, Class B shares of common stock were issued in connection with the settlement or exercise of equity awards granted under the 2010 Equity Stock Plan (the “2010 Plan”) and Class A shares of common stock were issued in connection with the settlement or exercise of equity awards granted under the 2020 Equity Stock Plan (the “2020 Plan”) or shares purchased under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). Effective August 9, 2022, Class A shares of common stock are issued under all equity plans. Additionally, all shares issuable pursuant to outstanding awards under the Company’s 2010 Stock Plan will be issuable for Class A common stock.

2010 Equity Incentive Plan

Under the 2010 Plan, the Company granted RSUs to employees, which generally expire 7 years from the date of grant and vest upon the achievement of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon the occurrence of the Company’s IPO in December 2020.

The 2010 Plan was terminated in December 2020 in connection with the Company’s IPO but continues to govern the terms of outstanding awards under the 2010 Plan. No further equity awards will be granted under the 2010 Plan. With the establishment of the 2020 Plan as further discussed below, upon the expiration, forfeiture or cancellation of any shares of Class A (Class B prior to the Conversion) common stock underlying outstanding stock-based awards granted under the 2010 Plan, an equal number of shares of Class A common stock will become available for grant under the 2020 Plan.

2020 Equity Incentive Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Plan. The 2020 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs. The number of shares reserved for issuance under the 2020 Plan will be increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (b) the number of shares determined by the Board of Directors. As of December 31, 2022, 43 million shares under the 2020 Plan remained available for grant.

2020 Employee Stock Purchase Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 ESPP, which became effective on the IPO Date. The 2020 ESPP reserve for issuance will increase automatically on the first day of each fiscal year, commencing in 2022 and ending in 2040, by a number equal to the lesser of: (a) approximately 8 million shares of common stock; (b) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (c) the number of shares of common stock determined by the Company’s Board of Directors. As of December 31, 2022, 12 million shares under the 2020 ESPP remained available for issuance.

The 2020 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 2,500 shares on any purchase date through November 2022. In 2022, the cap for shares was increased to 5,000 for purchase dates starting with May 2023. The 2020 ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. During the year ended December 31, 2022, approximately 1 million shares of common stock were purchased under the ESPP for an aggregate amount of $1 million.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the year ended December 31, 2022, there was an ESPP reset at the end of both May and November purchase periods, resulting in an additional expense of approximately $4 million, which is being recognized on a straight-line basis through November 20, 2024.

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

In May 2022, the Company's Board approved an amendment to the 2022 Plan to increase the 2022 Plan reserve from 12 million to 27 million shares. As of December 31, 2022, 11 million shares under the 2022 Plan remained available for grant.

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted- Average Grant Date Fair Value
	(in millions)			(in millions)
Balances at December 31, 2021(1)	45	$0.254	2.5	48	$9.846
Granted	8	$2.398		93	$1.619
Vested				(29)	$5.529
Exercised	(44)	$0.219
Forfeited or cancelled	(7)	$2.949		(41)	$6.163
Balances at December 31, 2022	2	$1.039	9.5	71	$2.796
(1)
Outstanding RSUs as of December 31, 2021 included 11 million PSUs, which were cancelled in February 2022.

There were 8 million options granted during the year ended December 31, 2022 with a weighted-average grant date fair value of $1.58 per option. No options were granted during December 31 2021 and 2020. All options outstanding as of December 31, 2022 remain unvested. The aggregate fair value of options that vested during the year ended December 31, 2022 was $5 million. No options vested during the years ended December 31, 2021 and 2020. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $24 million, $161 million and $76 million, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The weighted-average grant date fair value of RSUs (excluding PSUs) granted during the years ended December 31, 2022, 2021 and 2020 was $1.62, $9.71 and $16.99 per share, respectively. The total intrinsic value of RSUs which vested during the years ended December 31, 2022, 2021 and 2020 was $42 million, $83 million and $714 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2022 was zero and $35 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2021 was $129 million and $117 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2020 was $1.3 billion and $550 million, respectively.

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

In September 2022, the Company entered into an employment agreement with Jun Yan, as the Company’s then interim CEO, with employment commencing September 27, 2022. As an inducement of employment, Mr. Yan was granted i) 2 million RSUs with an aggregate grant date fair value of $2 million and ii) options to purchase 2 million shares of the Company’s Class A common stock at an exercise price of $0.86 per share with an aggregate grant date fair value of $1 million. These RSUs and options were granted under the 2022 Plan and will become vested and exercisable, respectively, in periodic installments over an approximate 1-year term, subject to the interim CEO’s continued employment with the Company. The option award has a term of 10 years. If Mr. Yan is terminated from his position as interim CEO within six months from his commencement of employment, 50% of both his RSU and options shall immediately vest. See Note 13. Subsequent Events regarding Mr. Yan's new equity grants in connection with his appointment to the permanent CEO role.

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

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted during the year ended December 31, 2022 is as follows:

Black-Scholes
Assumptions
Expected term (in years)	5.93
Risk free interest rate	2.28%
Volatility	75.53%
Dividend yield	—

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended
	December 31,
	2022	2021	2020
	(in millions)
Cost of revenue	$7	$20	$35
Sales and marketing	6	12	23
Product development	50	59	118
General and administrative	9	50	214
Total stock-based compensation(1)	$72	$141	$390
(1)
Total stock-based compensation expense for the year ended December 31, 2022 decreased by $69 million compared to the year ended December 31, 2021 primarily due to forfeitures driven by the resignation of Mr. Szulczewski from his former position as CEO, reductions to the Company’s workforce as part of the Company’s February 2022 Restructuring Plan, and modifications to the Company’s former Executive Chair’s equity awards. These reductions were partially offset by the acceleration of Mr. Talwar's equity awards upon his termination from his position as CEO.

The Company will recognize the remaining $1 million and $165 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 0.7 years and 2.4 years related to options and RSUs, respectively.

9. INCOME TAXES

The components of loss before provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Domestic	$388	$422	$757
Foreign	(5)	(71)	(14)
Loss before provision for income taxes	$383	$351	$743

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal	$—	$—	$—
State	(1)	—	—
Foreign	1	10	5
Total current	—	10	5
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1	—	(3)
Total deferred	1	—	(3)
Total provision for income taxes	$1	$10	$2

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2022 and 2021, the Company recognized $1 million and $10 million tax provision, respectively, related primarily to foreign income taxes. For the year ended December 31, 2022 there was $1 million of current foreign tax expense offset against $1 million current state tax benefit and $1 million of deferred foreign tax expense. For the year ended December 31, 2021 there was $10 million of current foreign tax expense and no deferred foreign tax expense.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Federal benefit at statutory rate	$(80)	$(73)	$(157)
State tax (benefit), net of federal benefit	(1)	—	—
Stock-based compensation	16	(68)	36
Foreign rate differential	11	(5)	(2)
Non-deductible warrant valuation	—	—	23
Other	(2)	—	—
Change in valuation allowance	57	156	102
Total provision for income taxes	$1	$10	$2

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

Stock-based compensation increased the income tax provision by $16 million in 2022, whereas it decreased the income tax provision by $68 million in 2021. This difference is due to the Company experiencing a tax shortfall in 2022 for stock-based compensation, whereas the Company experienced a tax windfall in 2021 for stock-based compensation. A tax shortfall occurs when the fair market value of stock on the vest date is lower than the stock price on the grant date, which causes stock-based compensation recognized under GAAP to exceed deductions allowed for tax purposes. A tax windfall occurs when the vest date stock price is higher than the grant date stock price, allowing a larger deduction for tax purposes relative to stock-based compensation recognized under GAAP. The change in valuation allowance is related mainly to the increase in net operating loss carryforwards, partially offset by other changes in the deferred tax assets.

Deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$558	$466
Capitalization of R&D expenses	30	—
Lease liabilities	4	5
Reserves and accruals not currently deductible	11	62
Stock-based compensation	5	19
Fixed assets including right of use assets	1	—
Total gross deferred tax assets	609	552
Less: valuation allowance	(607)	(546)
Total deferred tax assets, net of valuation allowance	2	6
Deferred tax liabilities:
Property and equipment, including right-of-use assets	—	(3)
Total gross deferred tax liabilities	—	(3)
Net deferred tax assets	$2	$3

Beginning January 1, 2022, the United States no longer allows for research and development (“R&D”) expenses to be allowed as current expenditures when calculating taxable income. This change is a result of the Tax Cuts and Job Act enacted in 2017. R&D expenses incurred are subject to capitalization with amortization being allowed based on the location of the incurred expense; domestic U.S. expenses are amortized over a 5-year period and international expenses are amortized over a 15-year period. The $30 million deferred tax asset recognized above is the net impact of capitalization and amortization expense in 2022. The deferred tax asset for reserves and accruals not currently deductible decreased by $51 million in 2022. This change was due in large part to certain criteria being met to allow the expense for tax purposes. Net operating losses increased by $92 million in 2022. We have not yet experienced any net operating losses expiring before use. Our valuation allowance increased by $61 million in 2022. Most of the Company’s deferred tax assets are offset by valuation allowance as of December 31, 2022.

The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2022
Deferred tax assets valuation allowance	$546	$61	$—	$607
Year ended December 31, 2021
Deferred tax assets valuation allowance	$384	$162	$—	$546

Due to a history of losses, the Company believes it is not more likely than not that its net deferred tax assets will be realized as of December 31, 2022 or 2021. Accordingly, the Company has established a full valuation allowance on its domestic net deferred tax assets. The Company’s valuation allowance increased $61 million and $162 million during the years ended December 31, 2022 and 2021, respectively.

The Company intends to reinvest substantially all of its foreign subsidiary earnings indefinitely outside of the U.S. Due to the one-time transition tax and the imposition of the Global Intangible Low-Tax Income provisions, all previously unremitted earnings will no longer be subject to U.S. Federal income tax; however, there could be foreign withholding taxes upon distribution of such unremitted earnings. It is not practical to estimate this liability at this time.

As of December 31, 2022, the Company had federal net operating loss carryforwards available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.7 billion that have an unlimited carryover period. As of December 31, 2022, the Company had state net operating loss carryforwards available to reduce future taxable income, if any, of $6.2 billion that begin to expire in 2026 and continue to expire through 2042 and $1.8 billion that have an unlimited carryover period.

Utilization of net operating loss carryforwards may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance as of January 1	$1	$—	$—
Additions for tax positions of current year	9	—	—
Additions for tax positions of prior years	—	1	—
Decreases for tax positions of prior years	(1)	—	—
Balance as of December 31	$9	$1	$—

The $9 million of unrecognized tax benefit as of December 31, 2022 would not impact the Company’s effective tax rate when it is subsequently recognized. The Company had unrecognized tax benefit as of December 31, 2021 of $1 million and immaterial unrecognized benefit as of December 31, 2020. No interest or penalties were incurred during the years ended December 31, 2022, 2021 or 2020. The increase from 2021 to 2022 is due to uncertainties regarding certain costs that may be capitalizable. Until further guidance is available, the Company will continue to not recognize a tax benefit for this issue. Excluding the amounts reserved for the aforementioned costs, the Company does not anticipate that the amount of unrecognized tax benefit will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

In recent years the United States has enacted new tax legislation (the American Rescue Act, CHIPS and Science Act, and the Inflation Reduction Act). Due to the Company’s net operating losses for both accounting and tax purposes, the new tax legislation does not have a material impact on the Company’s provision for income taxes.

10. Net loss per share

Prior to August 9, 2022, the Company computed net loss per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the Company’s undistributed earnings or losses were allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

Effective August 9, 2022, all Class B common stock were converted to Class A common stock. Net loss per share for the year ended December 31, 2022 and 2021 was not affected by the conversion.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Numerator:
Net loss	$(384)	$(361)	$(745)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	672	629	127
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.57)	$(5.87)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021	2020
	(in millions)
Warrant to purchase common stock	—	—	1
Common stock options outstanding	2	45	75
Unvested restricted stock units outstanding(1)	72	48	30
Employee stock purchase plan	3	4	—
Total	77	97	106
(1)
Unvested RSUs outstanding as of December 31, 2021 and 2020 included 11 and 10 million of outstanding PSUs, respectively. They were cancelled in the first quarter of 2022.

11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Year Ended December 31,
	2022		2021		2020
	($ in millions)
Europe	$83	38%	$542	46%	$833	46%
North America(1)	105	48%	470	40%	735	40%
South America	7	3%	50	4%	90	5%
Other	25	11%	115	10%	169	9%
Core marketplace revenue(2)	$220	100%	$1,177	100%	$1,827	100%

(1)
United States accounted for $83 million, $389 million, $614 million of core marketplace revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)
Core marketplace revenue included a net loss of $6 million for the year ended December 31, 2022 and net gains of $22 and $7 million for the years ended December 31, 2021 and 2020, respectively, from the Company’s cash flow hedging program.

China accounted for substantially all of marketplace and logistics revenue in 2022, 2021 and 2020, respectively, based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in all years presented.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, is as follows:

	Year Ended December 31,
	2022		2021
	($ in millions)
United States	$13	72%	$30	85%
China	4	22%	3	9%
Other(1)	1	6%	2	6%
Total property and equipment, net and right-of-use assets	$18	100%	$35	100%
(1)
Long-lived tangible assets outside the United States and China were located in Canada and the Netherlands.

12. Restructuring

In February 2022, the Company’s Board approved the February 2022 Restructuring Plan (“Restructuring Plan”) to refocus the Company’s operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The Restructuring Plan includes i) reducing the Company’s headcount by approximately 15% (or approximately 190 positions), ii) exiting various office leases, and iii) reducing and realigning vendor expenditures. The Restructuring Plan was substantially implemented by the end of fiscal year 2022.

During the year ended December 31, 2022, the Company recorded charges of $3 million in severance and other personnel reductions costs for terminated employees and $11 million in impairments of lease assets and property and equipment. All related severance payments have been paid as of December 31, 2022.

13. Subsequent Events

Reduction in Workforce

In January 2023, the Company announced a plan to reduce its workforce by up to 150 employees, representing approximately 17% of the Company's current global workforce. The reduction in workforce ("RIF") is intended to refocus the Company's operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. In connection with the RIF, the Company expects to incur one-time charges of approximately $3 million to $4 million consisting of employee severance and other personnel reduction costs. The Company expects that the majority of these charges will be incurred in the first quarter of 2023 and that the implementation of the RIF will be substantially complete by the end of second quarter of 2023.

New CEO Grants

In February 2023, the Board appointed Mr. Yan as the Company’s CEO, effective February 21, 2023, superseding his previous role as the Company’s interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted 5 million RSUs and options to purchase 9 million shares of the Company’s Class A common stock at an exercise price equal to the closing price of the Company’s Class A common stock on February 27, 2023. These RSUs and options will become vested (and with respect to options), exercisable, in periodic installments over a 2-year term, subject to the CEO’s continued service with the Company. The option award has a term of 10 years. Mr. Yan’s equity awards granted under his previous employment agreement as interim CEO will continue to vest per the terms of that agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2022 was not effective due to the material weaknesses identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this report, the following material weaknesses exist:

•
The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company did not (i) provide sufficient management oversight and ownership over the internal control evaluation process or (ii) hire and train sufficient competent personnel to support the Company’s internal control objectives. This material weakness contributed to the following additional material weakness:
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

Neither of the material weaknesses described above resulted in a material misstatement to our annual or interim consolidated financial statements. However, the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".

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
v.
continuing to enhance processes to monitor critical batch and interface jobs;
vi.
holding periodic meetings with the Audit Committee to communicate deficiencies, discuss the overall remediation plan, and discuss progress made against the approved plan;
vii.
performed a comprehensive reassessment of financial reporting risks relevant to our consolidated financial statements, including identification of financially relevant systems and business processes at the financial statement assertion level, to facilitate the design and implementation or enhancement of existing controls to address the identified risks;
viii.
enhanced the oversight and review of non-recurring transactions to include consistent communication between functional areas, support consistent documentation of conclusions reached, and retention of evidence supporting the operation of control activities;
ix.
enhancing our IT governance processes, including automating components of our change management and logical access processes, enhancing role-based access and logging capabilities, implementing automated controls, enhancing testing and approval controls for program development, and implementing more robust IT policies and procedures over change management and computer operations;

Measures specifically taken during the quarter ended December 31, 2022 include:

x.
continuing to enhance and standardize user access reviews and monitoring controls to improve segregation of duties, and more comprehensively review user and privileged access to financial applications, programs and data to appropriate Company personnel; and;
xi.
continuing to enhance the design of computer operations controls related to the monitoring of critical batch and interface jobs.

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

Remediation of Previously Identified Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that a material weakness existed in the Company's internal control over financial reporting as we did not fully implement components of the COSO framework, including elements of monitoring activities, information and communication, and control activities relating to: (i) performing timely monitoring to ascertain whether the components of internal control are present and functioning effectively, (ii) communicating deficiencies in a timely manner to those parties responsible for taking corrective action, and (iii) retaining sufficient documentation of control activities and evidence supporting the operating effectiveness of the controls. Since identifying the material weaknesses, management has completed its plan to remediate these material weaknesses, including enhancing the Company’s processes to ensure the timely monitoring of internal controls, the communication of deficiencies to those parties responsible for taking corrective action, and the documentation of control activities including evidence supporting the operating effectiveness of controls. Management has completed its documentation, testing and evaluation of the re-designed and enhanced control activities and determined that, as of December 31, 2022, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

As described above under “Management’s Plan to Remediate the Material Weaknesses”, there were changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

3.
Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	12/18/2020	3.1
3.2	Amended and Restated Bylaws.	8-K	12/18/2020	3.2
3.3	Certificate of Retirement of Class B Common Stock.	10-Q	11/9/2022	3.1
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2
4.3	Warrant to Purchase Common Stock, issued to Silicon Valley Bank, dated May 13, 2014.	S-1	11/20/2020	4.4
4.4	Description of Capital Stock.				X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	S-1	11/20/2020	10.1
10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3
10.5	Offer Letter, dated February 17, 2023, between the Registrant and Jun Yan.**				X
10.6	Offer Letter, dated October 7, 2021, between the Registrant and Vivian Liu.**	8-K	10/25/2021	10.1
10.7	Offer Letter, dated June 21, 2021, between the Registrant and Tarun Jain.**				X
10.8	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.9	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
10.10	2022 New Employee Equity Incentive Plan and forms of agreements thereunder.**	S-8	1/31/2022	99.1
21.1	Subsidiaries of the Registrant.	S-1	11/20/2020	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.INS	Inline XBRL Instance Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

ContextLogic Inc.

Date: February 27, 2023	By:	/s/ Jun Yan
Jun Yan
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jun Yan, Vivian Liu, and Devang Shah, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jun Yan	Chief Executive Officer and Director	February 27, 2023
Jun Yan	(Principal Executive Officer)

/s/ Vivian Liu	Chief Financial Offer and Chief Operating Officer	February 27, 2023
Vivian Liu	(Principal Financial Officer)

/s/ Brett Just	Chief Accounting Officer	February 27, 2023
Brett Just	(Principal Accounting Officer)

/s/ Tanzeen Syed	Director and Chairperson	February 27, 2023
Tanzeen Syed

/s/ Julie Bradley	Director	February 27, 2023
Julie Bradley

/s/ Lawrence Kutscher	Director	February 27, 2023
Lawrence Kutscher

/s/ Stephanie Tilenius	Director	February 27, 2023
Stephanie Tilenius

/s/ Hans Tung	Director	February 27, 2023
Hans Tung