Form 10-Q
period 2023-03-31
ContextLogic Inc.
filed 2023-05-04
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the number of shares of the registrant’s Class A common stock outstanding was 23,564 thousand.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding future financial performance; implementation and execution of business strategies, including turnaround and restructuring plans; implementation and execution of marketing and promotional strategies, including promotional events and rebrand efforts; the extent and impact of our announced share repurchase program; our future liquidity and operating expenditures; the impact of the 1-to-30 reverse stock split; compliance with Nasdaq continued listing requirements; CEO transition; financial condition and results of operations; our future market position, technological advances, and competitive changes in the marketplace; expected consumer behavior; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$371	$506
Marketable securities	256	213
Funds receivable	5	14
Prepaid expenses and other current assets	39	44
Total current assets	671	777
Property and equipment, net	10	9
Right-of-use assets	8	9
Other assets	4	4
Total assets	$693	$799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41	$53
Merchants payable	110	120
Refunds liability	5	6
Accrued liabilities	115	130
Total current liabilities	271	309
Lease liabilities, non-current	11	13
Total liabilities	282	322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of March 31, 2023 and December 31, 2022; No shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 23,341 and 23,164 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,434	3,411
Accumulated other comprehensive loss	(5)	(5)
Accumulated deficit	(3,018)	(2,929)
Total stockholders’ equity	411	477
Total liabilities and stockholders’ equity	$693	$799

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$96	$189
Cost of revenue	76	125
Gross profit	20	64
Operating expenses:
Sales and marketing	37	45
Product development	51	66
General and administrative	25	15
Total operating expenses	113	126
Loss from operations	(93)	(62)
Other income, net:
Interest and other income, net	4	2
Loss before provision for income taxes	(89)	(60)
Provision for income taxes	—	—
Net loss	(89)	(60)
Net loss per share, basic and diluted	$(3.83)	$(2.72)
Weighted-average shares used in computing net loss per share, basic and diluted	23,246	22,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(89)	$(60)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	(1)
Comprehensive loss	$(89)	$(61)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

Balances as of December 31, 2022	23,164	$—	$3,411	$(5)	$(2,929)	$477
Issuance of common stock upon settlement of restricted stock units	320	—	—	—	—	—
Shares withheld related to net share settlement	(143)	—	(3)	—	—	(3)
Stock-based compensation	—	—	26	—	—	26
Net loss	—	—	—	—	(89)	(89)
Balances as of March 31, 2023	23,341	$—	$3,434	$(5)	$(3,018)	$411

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balances as of December 31, 2021	21,949	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	38	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	140	—	—	—	—	—
Stock-based compensation	—	—	(2)	—	—	(2)
Other comprehensive loss, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(60)	(60)
Balances as of March 31, 2022	22,127	$—	$3,358	$2	$(2,605)	$755

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(89)	$(60)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory write-downs	—	3
Depreciation and amortization	1	2
Noncash lease expense	1	2
Impairment of lease assets and property and equipment	—	4
Stock-based compensation expense	26	(2)
Other	(4)	2
Changes in operating assets and liabilities:
Funds receivable	9	3
Prepaid expenses, other current and noncurrent assets	5	(1)
Accounts payable	(13)	(27)
Merchants payable	(10)	(35)
Accrued and refund liabilities	(15)	(33)
Lease liabilities	(2)	(2)
Other current and noncurrent liabilities	(1)	(2)
Net cash used in operating activities	(92)	(146)
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	—	(2)
Purchases of marketable securities	(125)	(153)
Maturities of marketable securities	85	50
Net cash used in investing activities	(40)	(105)
Cash flows from financing activities:
Payment of taxes related to RSU settlement	(3)	—
Net cash used in financing activities	(3)	—
Foreign currency effects on cash, cash equivalents, and restricted cash	1	—
Net decrease in cash, cash equivalents and restricted cash	(134)	(251)
Cash, cash equivalents and restricted cash at beginning of period	513	1,018
Cash, cash equivalents and restricted cash at end of period	$379	$767
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$371	$760
Restricted cash included within prepaid expenses and other current assets in the condensed consolidated balance sheets	8	7
Total cash, cash equivalents and restricted cash	$379	$767
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$3
Supplemental noncash investing activities:
Purchase of property and equipment included in accounts payable	$2	$—

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

Reverse Stock Split

On April 10, 2023, the Company filed a certificate of amendment (the “Reverse Stock Split Amendment”) to the Company’s Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-30 Reverse Stock Split of the Company's Class A common stock ("common stock"), which became effective on April 11, 2023. The Reverse Stock Split Amendment will not reduce the number of authorized shares of common stock, which will remain at 3 billion, and will not change the par value of the common stock, which will remain at $0.0001 per share.

All share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2022 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023 (the “2022 Form 10-K”).

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 33% and 24% of the Company’s total cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	March 31,	December 31,
	2023	2022
PSP 1	63%	32%
PSP 2	28%	56%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three months ended March 31, 2023 and 2022.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its 2022 Form 10-K, filed with the SEC on February 27, 2023, that have had a material impact on its condensed consolidated financial statements.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Core marketplace revenue	$28	$90
ProductBoost revenue	8	14
Marketplace revenue	36	104
Logistics revenue	60	85
Revenue	$96	$189

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$47	$47	$—	$—
Marketable securities:
U.S. Treasury bills	$194	$—	$194	$—
Commercial paper	26	—	26	—
Corporate bonds	33	—	33	—
U.S. government agency	3	—	3	—
Total marketable securities	$256	$—	$256	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$304	$47	$257	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$50	$50	$—	$—
Corporate bonds	2	—	2	$—
Total cash equivalents	$52	$50	$2	$—
Marketable securities:
U.S. Treasury bills	$173	$—	$173	$—
Commercial paper	7	—	7	—
Corporate bonds	29	—	29	—
Non-U.S. government	4	—	4	—
Total marketable securities	$213	$—	$213	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$271	$50	$221	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	March 31,		December 31,
	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$256	$256	$214	$213
Total marketable securities	$256	$256	$214	$213

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of March 31, 2023 and December 31, 2022 were immaterial.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(in millions)
Logistics costs(1)	$36	$44
Deferred revenue and customer deposits(2)	16	18
Wish Cash liability(3)	12	14
Sales and indirect taxes	15	15
Others	36	39
Total accrued liabilities	$115	$130
(1)
Logistics costs decreased by $8 million or 18% primarily due to lower shipping volumes during the first quarter of 2023 compared to the fourth quarter of 2022.
(2)
Deferred revenue and customer deposits decreased by $2 million or 11% primarily due to lower logistics volumes during the first quarter of 2023 compared to the fourth quarter of 2022.
(3)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. The Company recognized approximately $1 and $2 million of Wish Cash liability breakage in core marketplace revenue during the first quarter of 2023 and the fourth quarter of 2022, respectively.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Cash flow hedges	$166	$168
Non-designated hedges	10	11
Total	$176	$179

Fair Value of Derivative Financial Instruments

	March 31, 2023		December 31, 2022
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$1	$2	$4	$2
Total derivatives	$1	$2	$6	$2

(1) Derivative assets are included in prepaid and other current assets in the condensed consolidated balance sheets.

(2) Derivative liabilities are included in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive loss resulting from cash flow hedging were as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive income before reclassifications	—	(6)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive loss	(2)	6
Balance at the end of the period	$—	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive loss at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three months ended March 31, 2023 and 2022, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were insignificant for the three months ended March 31, 2023 and $1 million for the three months ended March 31, 2022, and were recognized in other income, net in the condensed consolidated statements of operations.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2027.

Total operating lease cost was $1 million and $2 million for the three months ended March 31, 2023 and 2022, respectively. Short-term lease costs and variable lease costs and sublease income were not material.

As of March 31, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $8 million and $9 million, respectively, and current lease liabilities in the amount of $7 million and $7 million in accrued liabilities, respectively, and $11 million and $13 million in lease liabilities, non-current, respectively.

As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term was 3 years, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases was as follows:

	Three months ended March 31,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2	$3

The maturities of the Company’s operating lease liabilities are as follows:

March 31,
2023
Year ending December 31,	(in millions)
2023 (remaining nine months)	$6
2024	8
2025	4
2026	1
2027	1
Total lease payments	20
Less: imputed interest	(2)
Present value of lease liabilities	$18

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of March 31, 2023, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three months ended March 31, 2023 and 2022.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of March 31, 2023, the remaining commitment under this amended agreement was approximately $64 million and is payable within the next three years.

Legal Contingencies

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and assert only claims made under Sections 11 and 15 of the Securities Act. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

In November 2021, France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud (“DGCCRF”) issued an injunction delisting the Wish “App” from Google Play and the Apple App Store, and blocking Wish from appearing in Google, Bing and Qwant search results on the premise that unsafe products or products of poor quality are available for purchase on Wish. On March 10, 2023, the DGCCRF determined that the Company is in compliance with the injunction and applicable regulatory requirements, and lifted the injunction. As a result, the Company has been relisted and has returned to the application stores, such as Google Play and the Apple App Store, and search engines, such as Google, Bing and Qwant, in France. Although the underlying case reviewing the legal question of whether the agency has the power to delist any company remains pending, the Company no longer believes there is a reasonable possibility of a material loss.

In December 2021, the Company became aware that authorities in France charged Wish with legal violations relating to the Company’s former practice and use of strikethrough pricing in France, the Company’s previous failure to translate into French listings and product details on the Company’s app and website, and the Company’s anti-counterfeiting policies and practices. The Company reached a monetary settlement with DGCCRF on this matter and on March 10, 2023, the Court approved an immaterial settlement assessed to the Company and the Company's former Chief Executive Officer, Piotr Szulczewski and dismissed the case against both the Company and Mr. Szulczewski.

As of March 31, 2023, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances at December 31, 2022	67	$31.17	9.5	2,399
Granted	299	$15.03		914
Vested				(320)
Forfeited or cancelled	—			(257)
Balances at March 31, 2023	366	$18.00	9.8	2,736

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $25.92 and $55.80 per share, respectively. As of March 31, 2023, 2,149 thousand shares remained available for grant under the Company’s equity incentive plans.

CEO Transition

In February 2023, the Board appointed Jun Yan as the Company's CEO, who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 167 thousand RSUs with an aggregate grant date fair value of $3 million and (ii) options to purchase 299 thousand shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options will become vested and exercisable, respectively, in periodic installments over a 2-year term, subject to the CEO's continued service with the Company. The option award has a term of 10 years. Mr. Yan's equity awards granted under his previous employment agreement as interim CEO will continue to vest according to the terms of that agreement.

Stock Option Valuation

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
•
The expected volatility was based on the historical volatility of the publicly traded common stock of peer group companies blended with the limited historical volatility of the Company’s own common stock weighted to reflect the trading period of the Company’s stock since its IPO in December 2020.

•
The expected dividend yield was zero because the Company has not historically paid and does not expect to pay a dividend on its ordinary shares in the foreseeable future.

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

	Three months ended March 31,
	2023	2022
Expected term (in years)	5.55	6.10
Risk free interest rate	4.15%	1.70%
Volatility	91.51%	73.20%
Dividend yield	—	—
Estimated fair value per share	$11.27	$56.10

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Cost of revenue	$1	$(1)
Sales and marketing	1	1
Product development	16	14
General and administrative	8	(16)
Total stock-based compensation(1)	$26	$(2)
(1)
Total stock-based compensation for the three months ended March 31, 2023 increased by $28 million compared to the three months ended March 31, 2022 primarily due to (i) accelerated vesting of the Company's former Chief Product Officer and Chief Administrative Officer's RSUs upon their departures in accordance to their separation agreements during the first quarter of 2023, and (ii) forfeitures originating from the resignation of the Company’s former CEO, and modifications to the Company’s former Executive Chair’s equity awards during the first quarter of 2022.

The Company will recognize the remaining $4 million and $140 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1.7 years and 2.5 years related to options and RSUs, respectively.

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

The provision for income taxes was insignificant for the three months ended March 31, 2023 and 2022, respectively. The year-over-year decrease in provision for income taxes was primarily related to a decrease in pre-tax earnings of the Company’s international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had $11 million and $9 million of unrecognized tax benefits as of March 31, 2023 and December 31, 2022, respectively. These unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest and penalties associated with the unrecognized tax benefits for the three months ended March 31, 2023 and 2022 were immaterial.

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

NOTE 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(89)	$(60)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	23,246	22,049
Net loss per share, basic and diluted	$(3.83)	$(2.72)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
	(in thousands)
Common stock options outstanding	367	1,677
Unvested restricted stock units outstanding	2,735	2,660
Employee Stock Purchase Plan	109	109
Total	3,211	4,446

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Three Months Ended March 31,
	2023		2022
	($ in millions, except percentages)
Europe	$14	50%	$34	38%
North America(1)	10	36%	43	48%
South America	1	4%	3	3%
Other	3	10%	10	11%
Core marketplace revenue(2)	$28	100%	$90	100%
(1)
The United States accounted for $8 million and $35 million of core marketplace revenue for the three months ended March 31, 2023 and 2022, respectively.
(2)
Core marketplace revenue included net gains of $2 million for both periods presented, from the Company's cash flow hedging program.

China accounted for substantially all of marketplace and logistics revenue during the three months ended March 31, 2023 and 2022 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in both periods presented.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, is as follows:

	March 31,		December 31,
	2023		2022
	($ in millions, except percentages)
United States	$13	72%	$13	72%
China	4	22%	4	22%
Other(1)	1	6%	1	6%
Total property and equipment, net and right-of-use assets	$18	100%	$18	100%
(1)
Long-lived tangible assets outside the United States and China were located in Canada and the Netherlands.

NOTE 12. REDUCTION IN WORKFORCE

In January 2023, the Company announced a plan to reduce its workforce by up to 150 employees, representing approximately 17% of the Company's current global workforce. The reduction in workforce ("RIF") is intended to refocus the Company's operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. In connection with the RIF, the Company incurred a one-time charge of approximately $3 million in severance and other personnel reduction costs. The Company expects that the implementation of the RIF to be substantially complete by the end of the second quarter of 2023.

The following table is a summary of the changes in severance and other personnel reduction liabilities, included within accrued liabilities on the condensed consolidated balance sheets, in connection with the RIF:

March 31, 2023
(in millions)
Balance at the beginning of the period	$—
Severance and other personnel reduction costs	3
Cash payments during the period	(2)
Balance at the end of the period	$1

NOTE 13. SUBSEQUENT EVENTS

On April 20, 2023, the Company announced that its Board of Directors authorized the Company to repurchase up to $50 million of the Company’s common stock, effective through December 31, 2023.

Under the share repurchase program, the Company may repurchase its common stock through open market transactions, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions.

The manner, timing, and amount of any purchase will be based on an assessment of business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The repurchase program may be suspended, terminated, or modified at any time for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our 2022 Form 10-K, as updated and supplemented by our Quarterly Reports on Form 10-Q, including in Part 2, Item 1A, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

Financial Results for the Three Months Ended March 31, 2023

•
Total revenue was $96 million.
•
Total cost of revenue and expenses were $189 million, including stock-based compensation expense of $26 million.
•
Loss from operations was $93 million.
•
Net loss was $89 million.
•
Cash and cash equivalents and marketable securities were $627 million.

As of March 31, 2023, we had an accumulated deficit of $3.0 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

Global Considerations

We are monitoring the recent volatility in the global financial markets, including inflation, instability in the banking sector, and rising interest rates. These developments could continue to negatively impact global economic activity and consumer behavior, which may adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.

January 2023 Reduction in Workforce

In January 2023, we announced a plan to further reduce our workforce by up to an additional 150 employees, representing approximately 17% of our then global workforce. The reduction in workforce ("RIF") is intended to refocus our operations to support our ongoing business prioritization efforts, better align resources, and improve operational efficiencies. In connection with the RIF, we incurred a one-time charge of approximately $3 million consisting of severance and other personnel reduction costs. We expect that the implementation of the RIF will be substantially complete by the end of the second quarter of 2023.

Our Financial Model

Our business benefits from powerful network effects, fueled by our data advantage and scale. As more users join Wish, attracted by our affordable value proposition and personalized shopping experiences, we can increase revenue potential for our merchants. The successes of our merchants can then attract more merchants and broaden the product selection on Wish’s platform, which further improves user experiences. As users and merchants grow, we can generate more data, which, in turn, refines our algorithm and strengthens our data advantage. By focusing on users and merchants, we align their success with our own.

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

	Three Months Ended
	March 31,
	2023	2022
	(in millions, except percentages)
MAU	14	27
LTM Active Buyers	12	28
Adjusted EBITDA	$(62)	$(40)
Adjusted EBITDA Margin	(65)%	(21)%
Free Cash Flow	$(92)	$(148)

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

MAUs decreased approximately 48% from the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 57% from the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We believe this decline was primarily driven by lower MAUs which was driven by reduced digital advertising expenditures.

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

Non-U.S. GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our loss before interest and other income, net (which includes foreign exchange gain or loss and other non-operating income and expenses), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense, lease termination and impairment related expenses, restructuring and other discrete charges, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	($ in millions, except percentages)
Revenue	$96	$189
Net loss	(89)	(60)
Net loss as a percentage of revenue	(93)%	(32)%
Excluding:
Interest and other income, net	(4)	(2)
Depreciation and amortization	1	2
Stock-based compensation expense and related employer payroll taxes(1)(2)	27	(2)
Restructuring and other discrete items(3)	3	22
Adjusted EBITDA	$(62)	$(40)
Adjusted EBITDA margin	(65)%	(21)%

(1)
Total amount for the three months ended March 31, 2023 consisted of $26 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for the three months ended March 31, 2022 consisted of negative $2 million of stock-based compensation expense and an immaterial amount of related employer payroll taxes.
(2)
Total stock-based compensation for the three months ended March 31, 2023 increased by $28 million compared to the three months ended March 31, 2022 primarily due to: (i) accelerated vesting of the Company's former Chief Product Officer and Chief Administrative Officer's RSUs upon their departures in accordance to their separation agreements during the first quarter of 2023, and (ii) forfeitures originating from the resignation of the Company’s former CEO (Piotr Szulcewski), and modifications to the Company’s former Executive Chair’s equity awards during the first quarter of 2022.
(3)
Total amount for the three months ended March 31, 2023 consisted of $3 million of employee severance and other personnel reduction costs. Total amount for three months ended March 31, 2022 included a $15 million one-time discretionary cash bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s initial public offering (“IPO”) as well as restructuring charges consisting of $3 million of severance and other personnel reduction costs and $4 million in impairment of lease assets and property and equipment.

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

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Cash used in operating activities	$(92)	$(146)
Less:
Purchases of property and equipment and development of internal-use software	—	2
Free Cash Flow	$(92)	$(148)

Results of Operations

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenue	$96	$189
Cost of revenue(1)	76	125
Gross profit	20	64
Operating expenses:
Sales and marketing(1)	37	45
Product development(1)	51	66
General and administrative(1)	25	15
Total operating expenses	113	126
Loss from operations	(93)	(62)
Other income, net
Interest and other income, net	4	2
Loss before provision for income taxes	(89)	(60)
Provision for income taxes	—	—
Net loss	$(89)	$(60)
(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions)
Cost of revenue	$1	$(1)
Sales and marketing	1	1
Product development	16	14
General and administrative	8	(16)
Total stock-based compensation	$26	$(2)

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	79%	66%
Gross profit	21%	34%
Operating expenses:
Sales and marketing	39%	24%
Product development	53%	35%
General and administrative	26%	8%
Total operating expenses	118%	67%
Loss from operations	(97)%	(33)%
Other income, net:
Interest and other income, net	4%	1%
Loss before provision for income taxes	(93)%	(32)%
Provision for income taxes	—	—
Net loss	(93)%	(32)%

Comparison of Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	($ in millions, except percentages)
Core marketplace revenue(1)	$28	$90	$(62)	(69)%
ProductBoost revenue	8	14	(6)	(43)%
Marketplace revenue	36	104	(68)	(65)%
Logistics revenue	60	85	(25)	(29)%
Revenue	$96	$189	$(93)	(49)%

(1)
Core marketplace revenue for the three months ended March 31, 2023 and 2022 included approximately $2 million net gains for both periods, from our cash flow hedging program.

Revenue decreased $93 million, or 49%, to $96 million for the three months ended March 31, 2023 as compared to $189 million for the three months ended March 31, 2022. This decrease was attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue decreased $68 million, or 65% to $36 million for the three months ended March 31, 2023, as compared to $104 million for the three months ended March 31, 2022. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers and to a lesser extent, revisions to our pricing strategy, which resulted in lower marketplace revenue per order during the first quarter of 2023.

Logistics revenue decreased $25 million, or 29% to $60 million for the three months ended March 31, 2023, as compared to $85 million for the three months ended March 31, 2022. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	($ in millions, except percentages)
Cost of revenue	$76	$125	$(49)	(39)%
Percentage of revenue	79%	66%
Gross Margin	21%	34%

Cost of revenue decreased $49 million, or 39%, to $76 million for the three months ended March 31, 2023, as compared to $125 million for the three months ended March 31, 2022, primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

The gross margin decreased to 21% for the three months ended March 31, 2023 from 34% for the three months ended March 31, 2022, primarily driven by a greater percentage of lower margin logistics services making up overall revenue during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and revisions to our pricing strategy.

Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
	($ in millions, except percentages)
Sales and marketing	$37	$45	$(8)	(18)%
Percentage of revenue	39%	24%

Sales and marketing expense decreased $8 million, or 18%, to $37 million for the three months ended March 31, 2023, compared to $45 million for the three months ended March 31, 2022, primarily due to a $3 million reduction in advertising expenditures, $2 million reduction in customer support costs services as a result of lower order volumes, and a $4 million reduction of employee-related costs due to lower headcount. These decreases were offset by an increase of $1 million in other sales and marketing costs.

Product Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
	($ in millions, except percentages)
Product development	$51	$66	$(15)	(23)%
Percentage of revenue	53%	35%

Product development expense decreased $15 million, or 23%, to $51 million for the three months ended March 31, 2023, as compared to $66 million for the three months ended March 31, 2022, primarily due to a $9 million decrease in employee-related costs driven by lower headcount during the first quarter of 2023 compared to the same period in 2022, a $9 million one-time discretionary bonus paid to select product development employees during the first quarter of 2022 to help cover their tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO, and a $4 million reduction in expenses associated with data analytics during the first quarter of 2023 compared to the same period in 2022. These decreases were partially offset by $6 million of share-based compensation expense recognized in connection with accelerated vesting of the Company's former Chief Product Officer's RSUs upon his departure from the Company in accordance with his separation agreement during the first quarter of 2023 and a $1 million increase in other product development costs.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
	($ in millions, except percentages)
General and administrative	$25	$15	$10	67%
Percentage of revenue	26%	8%

General and administrative expense increased $10 million, or 67%, to $25 million for the three months ended March 31, 2023, as compared to $15 million for the three months ended March 31, 2022. The increase was primarily due to a one-time reversal of $21 million of stock-based compensation during the first quarter of 2022 in connection with the resignation of Mr. Szulczewski from his former position as CEO, and $2 million share-based compensation expense recognized in connection with accelerated vesting of the Company's former Chief Administrative Officer's RSUs upon his departure from the Company in accordance with his separation agreement during the first quarter of 2023. These increases were partially offset by $4 million of reduced employee-related costs during the first quarter of 2023 due to lower headcount, a $4 million decrease in impairment charges of the Company's lease assets and related property and equipment, and a $5 million decrease consisting primarily of insurance and legal-related expenses.

Interest and Other Income, net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	($ in millions, except percentages)
Interest and other income, net	$4	$2	$2	100%
Percentage of revenue	4%	1%

Interest and other income, net increased $2 million, or 100%, to $4 million for the three months ended March 31, 2023, as compared to $2 million for the three months ended March 31, 2022. The increase was attributable to an increase in interest income due to higher interest rates.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $627 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

Our material cash requirements include $151 million in accounts and merchants payable, $64 million remaining on a colocation and cloud services purchase commitment, and $20 million of facility lease obligations, of which $8 million is due within the next 12 months.

While we maintain our cash and short-term investments with a diverse group of large national financial institutions and our limited deposits at Silicon Valley Bank were backstopped by the U.S. government, there can be no assurance that any of our other deposits in excess of the Federal Deposit Insurance Corporation or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Sources of Liquidity

In December 2020, we completed our IPO of common stock and received net proceeds of approximately $1.1 billion after deducting underwriting discounts and commissions of approximately $52 million, but before deducting offering costs, net of reimbursements, of approximately $6 million.

Share Repurchase Program

On April 20, 2023, we announced that our board of directors authorized us to repurchase up to $50 million of the Company’s common stock, effective through December 31, 2023. Under this Program, we may repurchase our common stock through open market transactions, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The manner, timing, and amount of any purchase will be based on an assessment of business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The repurchase program may be suspended, terminated, or modified at any time for any reason.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. As of March 31, 2023, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash used in:
Operating activities	$(92)	$(146)
Investing activities	(40)	(105)
Financing activities	(3)	—

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

Net cash used in our operating activities for the three months ended March 31, 2023 was $92 million. This was primarily driven by our net loss of $89 million and $27 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $24 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable and accrued and refund liabilities decreased by $38 million primarily due to lower order volumes and reduced digital advertising expenditures.

Net cash used in our operating activities for the three months ended March 31, 2022 was $146 million. This was driven by our net loss of $60 million and $97 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $11 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable and accrued and refund liabilities decreased by $95 million primarily due to lower order volumes and reduced digital advertising expenditures.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of investing excess cash balances in marketable securities.

Net cash used in investing activities was $40 million for the three months ended March 31, 2023. This was primarily due to $125 million in purchases of marketable securities, partially offset by $85 million of maturities in marketable securities.

Net cash used in investing activities was $105 million for the three months ended March 31, 2022. This was primarily due to $153 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $50 million of maturities in marketable securities.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $3 million for the three months ended March 31, 2023 primarily due to tax payments related to RSU settlement.

Cash flow from our financing activities was insignificant for the three months ended March 31, 2022.

Off Balance Sheet Arrangements

For the three months ended March 31, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as compared to those described in our 2022 Form 10-K, filed with the SEC on February 27, 2023.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of March 31, 2023 were held primarily in cash deposits, treasuries, and, to a lesser extent, corporate bonds and commercial paper. The fair value of our cash, cash equivalents, and investments would not be materially affected by either an increase or decrease in interest rates of 100 basis points due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

Based on our overall currency rate exposures as of March 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

As of the date of filing of this Quarterly Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our platforms. Our inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in Item 9A, "Controls and Procedures" within our 2022 Form 10-K, which was filed with the SEC on February 27, 2023, the following material weaknesses were identified and remain outstanding as of March 31, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our Class A common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Other than the risk factors noted below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K.

Risks Related to Our Business and Industry

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

Additionally, the market price of our Class A common stock has been and may continue to be volatile. As a result, we have been named in lawsuits, and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or Board performance and independence. Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated (the “IPO Case”). In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and assert only claims made under Sections 11 and 15 of the Securities Act. In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO Case. We may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business.

From time to time, we are subject to investigations, demands, litigation and other proceedings involving consumer protection, product safety, and data protection authorities or other regulatory agencies, including, in particular, in Denmark, France, Hungary, Italy, the Netherlands, and the United States. These proceedings can result, and in one case have resulted, in civil and/or criminal penalties, large fines, other penalties, and/or remediation efforts and/or injunctive relief that could limit or restrict our ability to do business either in a given jurisdiction within a product class. For example, we agreed pay a fee to settle with France’s Directorate General for Competition, Consumer Affairs and Repression of Fraud in connection with charges relating to consumer protection. Separately, at the initial outbreak of COVID-19, consumer protection authorities demanded rapid and decisive changes in the way that we screen and handle product listings that potentially violate various laws, including emergency price caps on certain items. Implementing these requests or defending against any associated fines could prove expensive and time consuming and negatively affect our results of operations and financial condition. While we may dispute the charges or cases, novel interpretations of the law or enforcement efforts could subject us to litigation and/or time consuming and costly remediation measures or otherwise impair business operations in a jurisdiction.

Bank failures or other events affecting financial institutions could materially adversely affect our operations, liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, which exceed the FDIC insurance limits, and any deposits beyond these limits could be lost. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. While we maintain our cash and short-term investments with a diverse group of large national financial institutions and our limited deposits at Silicon Valley Bank were backstopped by the U.S. government, there can be no assurance that any of our other deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that affect financial institutions, could impair the ability of one or more of the banks participating in our credit agreement or any future credit agreement from honoring their commitments. This could have a material adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

Risks Related to Our International Operations

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
•
national and regional laws, regulations and directives and norms, in the EU, EEA, and UK, regarding content moderation and intermediary liability, transparency, product safety and conformity marking, consumer deception, and forced labor;
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

Risks Related to Network and Infrastructure

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

Additionally, new platform liability laws, potential amendments to existing laws, and ongoing regulatory and judicial interpretation of these laws imparting liability for conduct by users of a platform may create costs and uncertainty for our platform at its users. In the U.S., the United States Supreme Court recently agreed to review a matter in which the scope of protections available to online platforms under Section 230 of the Communications Decency Act, or CDA, is at issue. In parallel, there have also been various Executive and Congressional efforts to restrict the scope of protections available to online platforms under Section 230 of the CDA, and our current protections from liability for third-party content posted on our platform in the United States could decrease or change depending on judicial interpretation and/or content-related legislation. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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

Risks Related to Our Class A Common Stock

We completed a reverse stock split in order to regain compliance with the listing requirements of the Nasdaq Global Select Market, but there is no assurance that the reverse stock split will result in us remaining compliant with such listing requirements.

Our Class A common stock is listed on the Nasdaq Global Select Market and, in order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards including, without limitation, that our closing bid price be at least $1.00 per share (the “Minimum Bid Price Requirement”).

On April 10, 2023, following stockholder approval, our Board of Directors approved a 1-for-30 reverse stock split of our issued and outstanding shares of common stock. On April 12, 2023, our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market.

Although as of April 26, 2023, we regained compliance with the Minimum Bid Price Requirement, there can be no assurance that we will remain in compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing rules.

We completed a 1-for-30 reverse stock split of our shares of common stock, which may reduce and limit the market trading liquidity of the shares due to the reduced number of shares outstanding.

Effective April 11, 2023, we completed a reverse stock split of our common stock by a ratio of 1-for-30. As a result, the liquidity of our Class A common stock may be adversely affected by the reverse stock split due to the reduced number of shares outstanding following such reverse stock split. Absent other factors, reducing the number of outstanding shares of our common stock through the reverse stock split is intended to increase the per-share market price of our Class A common stock. However, a reduction in the liquidity of our Class A common stock as well as other factors, including our financial and operating results, strategic direction, market conditions, and market perception may adversely affect the market price of our Class A common stock. As such, there can be no assurance that the reverse stock split will result in an increase in the market price of our Class A common stock, and such market price may also decrease in the future.

We cannot guarantee that our share repurchase program will be fully implemented or that it will result in an increase in the market price of our Class A common stock. To the extent we repurchase any shares, such repurchases could affect the price of our Class A common stock, increase the volatility of the trading price, and would diminish our cash reserves.

In April 2023, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our outstanding Class A common stock through the end of 2023 (the “Program”). Under the Program, repurchases may be made through open market purchases, privately negotiated transactions, or by other means, and are subject to market and business conditions, liquidity, alternative cash requirements, and other relevant factors. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions, corporate and regulatory requirements, market and economic conditions, and general business considerations.

The Program may be modified, suspended, or terminated at any time, which may result in a decrease in the price of our Class A common stock, and we cannot guarantee that the Program will be fully implemented or that it will result in an increase in the market price of our Class A common stock. The Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares.

To the extent we make repurchases under the Program, such repurchases will decrease the number of outstanding shares of our Class A common stock and could affect the trading price of our Class A common stock and increase its volatility. The implementation of our Program could also cause the price of our Class A common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our stock. Additionally, repurchases under the Program would diminish our cash reserves or marketable securities, which could impact our ability to further develop our business.

In August 2022, President Joseph R. Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA includes a 1% excise tax on certain stock repurchases, which certain U.S. officials have proposed raising to 4%. We will continue to evaluate the impacts of the excise tax on the Program, but we do not currently expect the IRA to have a material impact on our operating results.

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
•
litigation or other claims against us;
•
the impact or perceived impact of our 30-for-1 reverse stock split;
•
announcements about any share repurchase program and purchases under the program;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

On April 20, 2023, we announced that our board of directors authorized us to repurchase up to $50 million of our common stock, effective through December 31, 2023. Under the share repurchase program, we may repurchase shares of our common stock through open market transactions, in privately negotiated transactions, or by other means, including through the use of trading plans, each in accordance with applicable securities laws and other restrictions. The manner, timing, and amount of any purchase will be based on an assessment of business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The repurchase program may be suspended, terminated, or modified at any time for any reason.

We have not made any repurchases for the three months ended March 31, 2023.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation, as amended through April 11, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: May 4, 2023	By:	/s/ Jun Yan
Jun Yan
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Vivian Liu
Vivian Liu
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)