Form 10-Q
period 2023-06-30
ContextLogic Inc.
filed 2023-08-03
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2023, the number of shares of the registrant’s Class A common stock outstanding was 23,782 thousand.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding future financial performance; implementation and execution of business strategies, including turnaround efforts, restructuring plans, and reductions in force; implementation and execution of marketing and promotional strategies, including promotional events and rebrand efforts; the extent and impact of our announced share repurchase program; our future liquidity and operating expenditures; the impact of the 1-to-30 reverse stock split; compliance with Nasdaq continued listing requirements; financial condition and results of operations; our future market position, technological advances, and competitive changes in the marketplace; expected consumer behavior; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$318	$506
Marketable securities	213	213
Funds receivable	4	14
Prepaid expenses and other current assets	30	44
Total current assets	565	777
Property and equipment, net	9	9
Right-of-use assets	6	9
Other assets	4	4
Total assets	$584	$799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36	$53
Merchants payable	87	120
Refunds liability	3	6
Accrued liabilities	110	130
Total current liabilities	236	309
Lease liabilities, non-current	9	13
Other liabilities	2	—
Total liabilities	247	322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of June 30, 2023 and December 31, 2022; No shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 23,781 and 23,164 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,448	3,411
Accumulated other comprehensive loss	(13)	(5)
Accumulated deficit	(3,098)	(2,929)
Total stockholders’ equity	337	477
Total liabilities and stockholders’ equity	$584	$799

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$78	$134	$174	$323
Cost of revenue	62	92	138	217
Gross profit	16	42	36	106
Operating expenses:
Sales and marketing	39	56	76	101
Product development	38	46	89	112
General and administrative	22	31	47	46
Total operating expenses	99	133	212	259
Loss from operations	(83)	(91)	(176)	(153)
Other income, net:
Interest and other income, net	6	2	10	4
Loss before provision for income taxes	(77)	(89)	(166)	(149)
Provision for income taxes	3	1	3	1
Net loss	(80)	(90)	(169)	(150)
Net loss per share, basic and diluted	$(3.38)	$(4.05)	$(7.21)	$(6.77)
Weighted-average shares used in computing net loss per share, basic and diluted	23,651	22,241	23,451	22,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(80)	$(90)	$(169)	$(150)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	(4)	(4)	(4)	(5)
Foreign currency translation adjustment	(4)	(4)	(4)	(4)
Comprehensive loss	$(88)	$(98)	$(177)	$(159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2023	23,341	$—	$3,434	$(5)	$(3,018)	$411
Fractional shares issued due to reverse stock split	201	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	311	—	—	—	—	—
Shares withheld related to net share settlement	(101)	—	(1)	—	—	(1)
Issuance of common stock through ESPP	29	—	—	—	—	—
Stock-based compensation	—	—	15	—	—	15
Other comprehensive loss, net	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(80)	(80)
Balances as of June 30, 2023	23,781	$—	$3,448	$(13)	$(3,098)	$337

	Six Months Ended June 30, 2023
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2022	23,164	$—	$3,411	$(5)	$(2,929)	$477
Fractional shares issued due to reverse stock split	201	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	631	—	—	—	—	—
Shares withheld related to net share settlement	(244)	—	(4)	—	—	(4)
Issuance of common stock through ESPP	29	—	—	—	—	—
Stock-based compensation	—	—	41	—	—	41
Other comprehensive loss, net	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(169)	(169)
Balances as of June 30, 2023	23,781	$—	$3,448	$(13)	$(3,098)	$337

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2022	22,127	$—	$3,358	$2	$(2,605)	$755
Issuance of common stock upon settlement of restricted stock units	290	—	—	—	—	—
Shares withheld related to net share settlement	(104)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	23	—	1	—	—	1
Stock-based compensation	—	—	29	—	—	29
Other comprehensive loss, net	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(90)	(90)
Balances as of June 30, 2022	22,336	$—	$3,383	$(6)	$(2,695)	$682

	Six Months Ended June 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2021	21,949	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	38	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	430	—	—	—	—	—
Shares withheld related to net share settlement	(104)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	23	—	1	—	—	1
Stock-based compensation	—	—	27	—	—	27
Other comprehensive loss, net	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(150)	(150)
Balances as of June 30, 2022	22,336	$—	$3,383	$(6)	$(2,695)	$682

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(169)	$(150)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Noncash inventory write downs	—	3
Depreciation and amortization	2	4
Noncash lease expense	2	3
Impairment of lease assets and property and equipment	1	6
Stock-based compensation	41	27
Net (accretion) amortization of discounts and premiums on marketable securities	(4)	1
Other	(5)	(2)
Changes in operating assets and liabilities:
Funds receivable	10	5
Prepaid expenses, other current and noncurrent assets	14	2
Accounts payable	(16)	(12)
Merchants payable	(33)	(52)
Accrued and refund liabilities	(18)	(42)
Lease liabilities	(4)	(4)
Other current and noncurrent liabilities	(1)	(2)
Net cash used in operating activities	(180)	(213)
Cash flows from investing activities:
Purchases of property and equipment and development of internal use software	(3)	(2)
Purchases of marketable securities	(170)	(226)
Maturities of marketable securities	176	137
Net cash provided by (used) in investing activities	3	(91)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	—	1
Payment of taxes related to RSU settlement	(4)	(5)
Net cash used in financing activities	(4)	(4)
Foreign currency effects on cash, cash equivalents and restricted cash	(7)	(9)
Net decrease in cash, cash equivalents and restricted cash	(188)	(317)
Cash, cash equivalents and restricted cash at beginning of period	513	1,018
Cash, cash equivalents and restricted cash at end of period	$325	$701
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$318	$693
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	7	8
Total cash, cash equivalents and restricted cash	$325	$701
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$6

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

Reverse Stock Split

On April 10, 2023, the Company filed a certificate of amendment (the “Reverse Stock Split Amendment”) to the Company’s Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-30 Reverse Stock Split of the Company's Class A common stock ("common stock"), which became effective on April 11, 2023. The Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, which remains at 3 billion, and did not change the par value of the common stock, which remains at $0.0001 per share. As a result of the Reverse Stock Split, every thirty shares of the common stock were combined into one issued and outstanding share of common stock and no fractional shares were issued. Instead, to any holder who would have otherwise been entitled to receive a fractional share of common stock, the Company issued such holder an additional fractional share, such that, when combined with the fractional share otherwise issuable as a result of the Reverse Stock Split, equaled a whole share of common stock.

All share and per share information has been retroactively adjusted to reflect the reverse stock split for all periods presented.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2022 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023 (the “2022 Form 10-K”).

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 37% and 24% of the Company’s total cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	June 30,	December 31,
	2023	2022
PSP 1	68%	32%
PSP 2	26%	56%

Services Risk — The Company serves all its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three and six months ended June 30, 2023 and 2022.

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

NOTE 2. DISAGGREGATION OF REVENUE

The Company generates revenue from marketplace and logistics services provided to its customers. Revenue is recognized as the Company transfers control of promised goods or services to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers both the merchant and the user to be customers, depending on the revenue stream. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk and has latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Core marketplace revenue	$24	$54	$52	$144
ProductBoost revenue	6	11	14	25
Marketplace revenue	30	65	66	169
Logistics revenue	48	69	108	154
Revenue	$78	$134	$174	$323

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$41	$41	$—	$—
Marketable securities:
U.S. treasury bills	$178	$—	$178	$—
Commercial paper	19	—	19	—
Corporate bonds	13	—	13	—
U.S. government agency	3	—	3	—
Total marketable securities	$213	$—	$213	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$255	$41	$214	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$8	$—	$8	$—
Total financial liabilities	$8	$—	$8	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$50	$50	$—	$—
Corporate bonds	2	—	2	$—
Total cash equivalents	$52	$50	$2	$—
Marketable securities:
U.S. treasury bills	$173	$—	$173	$—
Commercial paper	7	—	7	—
Corporate bonds	29	—	29	—
Non-U.S. government	4	—	4	—
Total marketable securities	$213	$—	$213	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$271	$50	$221	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	June 30,		December 31,
	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$213	$213	$214	$213
Total marketable securities	$213	$213	$214	$213

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of June 30, 2023 and December 31, 2022, respectively, were insignificant.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Logistics costs(1)	$29	$44
Deferred revenue and customer deposits(2)	14	18
Wish Cash liability(3)	13	14
Sales and indirect taxes(4)	13	15
Other	41	39
Total accrued liabilities	$110	$130

(1)
Logistics costs decreased by $15 million or 34% primarily due to lower shipping volumes during the second quarter of 2023 compared to the fourth quarter of 2022.
(2)
Deferred revenue and customer deposits decreased by $4 million or 22% primarily due to lower logistics volumes during the second quarter of 2023 compared to the fourth quarter of 2022. The amount of revenue recognized during the six months ended June 30, 2023 that was included in the December 31, 2022 balance was $13 million.
(3)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue during the six months ended June 30, 2023 was approximately $1 million.
(4)
Sales and indirect taxes decreased by $2 million or 13% primarily due to less taxes collected in connection with lower order volumes during the second quarter of 2023 compared to the fourth quarter of 2022.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Cash flow hedges	$120	$168
Non-designated hedges	11	11
Total	$131	$179

Fair Value of Derivative Financial Instruments

	June 30,		December 31,
	2023		2022
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$3	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$1	$5	$4	$2
Total derivatives	$1	$8	$6	$2

(1)
Derivative assets are included within prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	June 30,	December 31,
	2023	2022
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive loss before reclassifications	(5)	(6)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	—	6
Balance at the end of the period	$(3)	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three and six months ended June 30, 2023 and 2022, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur or were not probable to occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were approximately net losses of $4 million for both the three and six months ended June 30, 2023, and were approximately net losses of $5 million and $4 million for each of the three and six months ended June 30, 2022, respectively.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2027.

Total operating lease cost was $1 million and $2 million for the three and six months ended June 30, 2023, respectively, and $2 million and $4 million for the three and six months ended June 30, 2022, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

As of June 30, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $6 million and $9 million, respectively, and current lease liabilities in the amount of $7 million and $7 million in accrued liabilities, respectively, and $9 million and $13 million in lease liabilities, non-current, respectively.

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 2 and 3 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases was as follows:

	Six Months Ended,
	June 30,	June 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4	$5

The maturities of the Company’s operating lease liabilities are as follows:

June 30,
2023
Year ending December 31,	(in millions)
2023 (remaining six months)	$4
2024	7
2025	4
2026	1
2027	1
Total lease payments	17
Less: imputed interest	(1)
Present value of lease liabilities	$16

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of June 30, 2023, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three and six months ended June 30, 2023 and 2022.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of June 30, 2023, the remaining commitment under this amended agreement was approximately $56 million and is payable within the next three years.

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

As of June 30, 2023, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances at December 31, 2022	67	$31.17	9.5	2,399
Granted	299	$15.03		2,519
Vested	—	$—		(632)
Forfeited or cancelled	—	$—		(610)
Balances at June 30, 2023	366	$18.00	9.5	3,676

The weighted-average grant date fair value of restricted stock was $7.97 and $14.48 per share for the three and six months ended June 30, 2023, respectively, and $53.87 and $55.25 per share for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, 995 thousand shares remained available for grant under the Company’s equity incentive plans.

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

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

	Six months ended June 30,
	2023	2022
Expected term (in years)	5.55	6.10
Risk free interest rate	4.15%	1.70%
Volatility	91.51%	73.20%
Dividend yield	—	—
Estimated fair value per share	$11.27	$56.10

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Cost of revenue	$1	$3	$2	$2
Sales and marketing	1	2	2	3
Product development	9	14	25	28
General and administrative	4	10	12	(6)
Total stock-based compensation(1)(2)	$15	$29	$41	$27

(1)
Total stock-based compensation for the three months June 30, 2023 decreased by $14 million compared to the three months ended June 30, 2022. This decrease was primarily due to (i) stock-based compensation of outstanding equity awards during the second quarter of 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the same period in 2022 and (ii) the departures of the Company's former Chief Product Officer ("CPO") and Chief Administrative Officer ("CAO") during the first quarter of 2023.
(2)
Total stock-based compensation for the six months ended June 30, 2023 increased by $14 million compared to the six months ended June 30, 2022 primarily due to (i) accelerated vesting of the Company's former CPO and CAO's RSUs upon their departures in accordance to their separation agreements during the first quarter of 2023, and (ii) forfeitures originating from the resignation of the Company’s former CEO, and modifications to the Company’s former Executive Chair’s equity awards, both during the first quarter of 2022. These contributing factors were partially offset by stock-based compensation of outstanding equity awards during the six months ended June 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the same period in 2022.

The Company will recognize the remaining $3 million and $115 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1.5 years and 2.3 years related to options and RSUs, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 166 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. During the three and six months ended June 30, 2023, 29 thousand shares of common stock were purchased under the ESPP for an aggregate amount less than $1 million.

On each purchase date, participating employees will purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period, or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the three and six months ended June 30, 2023, there was an ESPP reset that resulted in an additional expense of approximately $1 million, which is being recognized over an offering period ending May 20, 2025.

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

The provision for income taxes was $3 million for each of the three and six months ended June 30, 2023, and was $1 million for each of the three and six months ended June 30, 2022. The increase in the provision for income taxes was primarily related to an increase in unrecognized tax benefits during the three months ended June 30, 2023, in addition to the increase in pre-tax earnings of the Company’s international operations. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had $14 million and $9 million of unrecognized tax benefits as of June 30, 2023 and December 31, 2022, respectively. Most of these unrecognized tax benefits, if recognized, would not affect the effective tax rate, however, approximately $2 million of the unrecognized tax benefits would have a rate impact. The interest and penalties associated with the unrecognized tax benefits for the three and six months ended June 30, 2023 and 2022 were immaterial.

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

NOTE 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(80)	$(90)	$(169)	$(150)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	23,651	22,241	23,451	22,146
Net loss per share, basic and diluted	$(3.38)	$(4.05)	$(7.21)	$(6.77)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
	(in thousands)
Common stock options outstanding	366	1,677
Unvested restricted stock units outstanding	3,676	2,651
Employee stock purchase plan	117	68
Total	4,159	4,396

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user was as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
	(in millions)
Europe	$12	50%	$18	33%	$26	50%	$52	36%
North America(1)	9	38%	28	52%	19	36%	71	49%
South America	1	4%	2	4%	2	4%	5	4%
Other	2	8%	6	11%	5	10%	16	11%
Core marketplace revenue(2)	$24	100%	$54	100%	$52	100%	$144	100%

(1)
United States accounted for $7 million and $15 million of core marketplace revenue for the three and six months ended June 30, 2023, respectively and $22 million and $57 million for the three and six months ended June 30, 2022, respectively.
(2)
Core marketplace revenue included a $2 million net loss for both the three months ended June 30, 2023 and 2022, and a zero net loss for both the six months ended June 30, 2023 and 2022, from our cash flow hedging program.

China accounted for substantially all of marketplace and logistics revenue during the three and six months ended June 30, 2023 and 2022 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in both periods presented.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, was as follows:

	June 30,		December 31,
	2023		2022
	($ in millions, except percentages)
United States	$10	67%	$13	72%
China	4	27%	4	22%
Other(1)	1	6%	1	6%
Total property and equipment, net and right-of-use assets	$15	100%	$18	100%
(1)
Long-lived tangible assets outside the United States and China were primarily located in Canada.

NOTE 12. REDUCTION IN WORKFORCE

In January 2023, the Company announced a plan to reduce its workforce by up to 150 employees, representing approximately 17% of the Company's then global workforce. The reduction in workforce ("RIF") was intended to refocus the Company's operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. In connection with the RIF, the Company incurred a one-time charge of approximately $3 million in severance and other personnel reduction costs. The implementation of the RIF was substantially complete by the end of the second quarter of 2023.

The following table is a summary of the changes in severance and other personnel reduction liabilities, included within accrued liabilities on the condensed consolidated balance sheets, in connection with the RIF:

June 30, 2023
(in millions)
Balance at the beginning of the period	$—
Severance and other personnel reduction costs	3
Cash payments during the period	(3)
Balance at the end of the period	$—

NOTE 13. SUBSEQUENT EVENTS

In August 2023, the Company announced a plan to further reduce the Company’s workforce by approximately 255 employees, representing about 34% of the Company’s current global workforce. This includes approximately 160 employees in the United States, representing about 41% of the Company's domestic workforce and approximately 95 non-U.S. employees, representing about 26% of the Company's international workforce. The August 2023 reduction in workforce (the “August RIF”) is intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. The Company estimates that it will incur non-recurring charges of approximately $9 million in connection with the August RIF primarily related to employee severance and other personnel reduction costs. The Company expects that the majority of these charges will be incurred in the third quarter of 2023 and that the implementation of the August RIF will be substantially complete by the end of 2023.

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

Financial Results for the Three Months Ended June 30, 2023

•
Total revenue was $78 million.
•
Total cost of revenue and operating expenses were $161 million, including stock-based compensation expense of $15 million.
•
Loss from operations was $83 million.
•
Net loss was $80 million.
•
Adjusted EBITDA was a loss of $66 million or (85)% of total revenue.
•
Cash and cash equivalents and marketable securities were $531 million.

As of June 30, 2023, we had an accumulated deficit of $3.1 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

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

Reductions in Workforce

In January 2023, we announced a plan to reduce our workforce by up to 150 employees, representing approximately 17% of our then global workforce. In connection with this reduction in workforce ("RIF"), or the January RIF, we incurred a one-time charge of approximately $3 million consisting of severance and other personnel reduction costs. The implementation of the January RIF was substantially complete by the end of the second quarter of 2023.

In August 2023, the Company announced a plan to further reduce the Company’s workforce by approximately 255 employees, representing about 34% of our current global workforce. This includes approximately 160 employees in the United States, representing about 41% of our domestic workforce and approximately 95 non-U.S. employees, representing about 26% of our international workforce. We estimate that we will incur non-recurring charges of approximately $9 million in connection with the August RIF, primarily consisting of severance and other personnel reduction costs. We expect that the majority of these charges will be incurred in the third quarter of 2023 and that the implementation of the August RIF will be substantially complete by the end of 2023. We expect to realize run-rate savings in connection with the August RIF of approximately $43 to $46 million on an annualized basis starting in the fourth quarter of 2023.

The January RIF and the August RIF are intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions, except percentages)
MAU	12	23	13	25
LTM Active Buyers	10	20	10	20
Adjusted EBITDA	$(66)	$(58)	$(128)	$(98)
Adjusted EBITDA Margin	(85)%	(43)%	(74)%	(30)%
Free Cash Flow	$(91)	$(67)	$(183)	$(215)

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

MAUs decreased approximately 48% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 50% for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. We believe this decline was primarily driven by lower MAUs which we believe was driven by reduced digital advertising expenditures.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	($ in millions, except percentages)
Revenue	$78	$134	$174	$323
Net loss	(80)	(90)	(169)	(150)
Net loss as a percentage of revenue	(102)%	(67)%	(97)%	(47)%
Excluding:
Interest and other income, net	(6)	(2)	(10)	(4)
Provision for income taxes	3	1	3	1
Depreciation and amortization	1	2	2	4
Stock-based compensation expense and related employer payroll taxes(1)(2)(3)	15	30	42	28
Restructuring and other discrete items(4)	—	2	3	24
Impairment of lease assets and property and equipment(5)	1	—	1	—
Others	—	(1)	—	(1)
Adjusted EBITDA	(66)	(58)	(128)	(98)
Adjusted EBITDA margin	(85)%	(43)%	(74)%	(30)%
(1)
Total amount for the three months ended June 30, 2023 consists of $15 million of stock-based compensation expense. Total amount for the three months ended June 30, 2022 consists of $29 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for the six months ended June 30, 2023 consists of $41 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for six months ended June 30, 2022 consists of $27 million of stock-based compensation expense and $1 million of related employer payroll taxes.
(2)
Total stock-based compensation for the three months June 30, 2023 decreased by $14 million compared to the three months ended June 30, 2022. This decrease was primarily due to (i) stock-based compensation of outstanding equity awards during the second quarter of 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the same period in 2022 and (ii) the departures of the Company's former Chief Product Officer ("CPO") and Chief Administrative Officer ("CAO") during the first quarter of 2023.
(3)
Total stock-based compensation for the six months ended June 30, 2023 increased by $14 million compared to the six months ended June 30, 2022 primarily due to (i) accelerated vesting of the Company's former CPO and CAO's RSUs upon their departures in accordance to their separation agreements during the first quarter of 2023, and (ii) forfeitures originating from the resignation of the Company’s former CEO, and modifications to the Company’s former Executive Chair’s equity awards, both during the first quarter of 2022. These contributing factors were partially offset by stock-based compensation of outstanding equity awards during the six months ended June 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the same period in 2022.
(4)
Total amount for the six months ended June 30, 2023 consisted of $3 million of employee severance and other personnel reduction costs. Total amount for the three months ended June 30, 2022 includes restructuring charges consisting of $2 million in impairment of lease assets and property and equipment. Total amount for the six months ended June 30, 2022 includes a $15 million one-time discretionary cash bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO as well as restructuring charges consisting of $3 million of employee severance and $6 million in impairment of lease assets and property and equipment.
(5)
Impairment of lease assets and property and equipment unrelated to restructuring activities.

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

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Net cash used in operating activities	$(88)	$(67)	$(180)	$(213)
Less:
Purchases of property and equipment and development of internal-use software	3	—	3	2
Free Cash Flow	$(91)	$(67)	$(183)	$(215)

Results of Operations

The following table shows our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Revenue	$78	$134	$174	$323
Cost of revenue(1)	62	92	138	217
Gross profit	16	42	36	106
Operating expenses:
Sales and marketing(1)	39	56	76	101
Product development(1)	38	46	89	112
General and administrative(1)	22	31	47	46
Total operating expenses	99	133	212	259
Loss from operations	(83)	(91)	(176)	(153)
Other income, net
Interest and other income, net	6	2	10	4
Loss before provision for income taxes	(77)	(89)	(166)	(149)
Provision for income taxes	3	1	3	1
Net loss	$(80)	$(90)	$(169)	$(150)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions)
Cost of revenue	$1	$3	$2	$2
Sales and marketing	1	2	2	3
Product development	9	14	25	28
General and administrative	4	10	12	(6)
Total stock-based compensation	$15	$29	$41	$27

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	79%	69%	79%	67%
Gross profit	21%	31%	21%	33%
Operating expenses:
Sales and marketing	50%	42%	44%	31%
Product development	49%	34%	51%	35%
General and administrative	28%	23%	27%	14%
Total operating expenses	127%	99%	122%	80%
Loss from operations	(106)%	(68)%	(101)%	(47)%
Other income, net:
Interest and other income, net	8%	2%	6%	1%
Loss before provision for income taxes	(98)%	(66)%	(95)%	(46)%
Provision for income taxes	4%	1%	2%	1%
Net loss	(102)%	(67)%	(97)%	(47)%

Comparison of Three and Six Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Core marketplace revenue(1)	$24	$54	$(30)	(56)%	$52	$144	$(92)	(64)%
ProductBoost revenue	6	11	(5)	(45)%	14	25	(11)	(44)%
Marketplace revenue	30	65	(35)	(54)%	66	169	(103)	(61)%
Logistics revenue	48	69	(21)	(30)%	108	154	(46)	(30)%
Revenue	$78	$134	$(56)	(42)%	$174	$323	$(149)	(46)%

(1)
Core marketplace revenue included a $2 million net loss for both the three months ended June 30, 2023 and 2022, and a zero net loss for both the six months ended June 30, 2023 and 2022, from our cash flow hedging program.

Revenue decreased $56 million, or 42%, to $78 million for the three months ended June 30, 2023 as compared to $134 million for the three months ended June 30, 2022. Revenue decreased $149 million, or 46%, to $174 million for the six months ended June 30, 2023 as compared to $323 million for the six months ended June 30, 2022. The decreases were attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue for the three and six months ended June 30, 2023 decreased $35 million, or 54%, and $103 million, or 61%, respectively, compared to the same periods in 2022. These decreases were primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers and to a lesser extent, revisions to our pricing strategy, which resulted in lower marketplace revenue per order.

Logistics revenue for the three and six months ended June 30, 2023 decreased $21 million, or 30%, and $46 million, or 30%, respectively, compared to the same periods in 2022. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Cost of revenue	$62	$92	$(30)	(33)%	$138	$217	$(79)	(36)%
Percentage of revenue	79%	69%			79%	67%
Gross Margin	21%	31%			21%	33%

Cost of revenue for the three and six months ended June 30, 2023 decreased $30 million, or 33%, and $79 million, or 36%, respectively, compared to the same periods in 2022. These decreases were primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

Gross margin decreased to 21% for both the three and six months ended June 30, 2023, from 31% and 33% for the three and six months ended June 30, 2022, respectively, primarily driven by a greater percentage of overall revenue coming from lower margin logistics services during the first half of 2023 compared to the same period in 2022 and revisions to our pricing strategy.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Sales and marketing	$39	$56	$(17)	(30)%	$76	$101	$(25)	(25)%
Percentage of revenue	50%	42%			44%	31%

Sales and marketing expense decreased $17 million, or 30% to $39 million for the three months ended June 30, 2023, compared to $56 million for the three months ended June 30, 2022. The decrease was primarily due to a $13 million reduction in advertising expenditures, a $2 million reduction in customer support service costs as a result of lower order volumes, and a $2 million reduction of employee-related costs, including stock-based compensation due to lower headcount.

Sales and marketing expense decreased $25 million, or 25% to $76 million for the six months ended June 30, 2023, compared to $101 million for the six months ended June 30, 2022. The decrease was primarily due to a $13 million reduction in advertising expenditures, a $5 million reduction of employee-related costs including stock-based compensation due to lower headcount, a $3 million reduction in customer support service costs as a result of lower order volumes, and a $4 million reduction in other sales and marketing related expenditures.

Product Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Product development	$38	$46	$(8)	(17)%	$89	$112	$(23)	(21)%
Percentage of revenue	49%	34%			51%	35%

Product development expense decreased $8 million, or 17% to $38 million for the three months ended June 30, 2023, compared to $46 million for the three months ended June 30, 2022. The decrease was primarily due to a $10 million reduction of employee-related costs including stock-based compensation due to lower headcount, offset by a $2 million increase in service costs from external consultants.

Product development expense decreased $23 million, or 21% to $89 million for the six months ended June 30, 2023, compared to $112 million for the six months ended June 30, 2022. The decrease was primarily due to a $15 million reduction of employee-related costs including stock-based compensation due to lower headcount and a $9 million one-time discretionary bonus paid to select product development employees during the first quarter of 2022 to help cover their tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO. These decreases were partially offset by an increase of $1 million in other product development related expenditures.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
General and administrative	$22	$31	$(9)	(29)%	$47	$46	$1	2%
Percentage of revenue	28%	23%			27%	14%

General and administrative expense decreased $9 million, or 29% to $22 million for the three months ended June 30, 2023, compared to $31 million for the three months ended June 30, 2022. The decrease was primarily due to a $6 million reduction of employee-related costs, including stock-based compensation, due to lower headcount, a $1 million decrease in impairment of lease assets and property and equipment, and a $2 million reduction in other general and administrative related expenditures.

General and administrative expense increased $1 million, or 2% to $47 million for the six months ended June 30, 2023, compared to $46 million for the three months ended June 30, 2022. The increase was primarily due to an $18 million increase in stock-based compensation mostly driven by a one-time reversal of $21 million of stock-based compensation during the first quarter of 2022 in connection with the resignation of Mr. Szulczewski from his former position as CEO offset in part by $2 million share-based compensation recognized in connection with accelerated vesting of the Company's former CAO's RSUs in accordance with his separation agreement during the first quarter of 2023. This increase was offset by a $8 million decrease in insurance and legal related expenses, a $5 million decrease in impairment of lease assets and property and equipment, and a $4 million reduction in other general and administrative related expenditures.

Interest and Other Income, net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Interest and other income, net	$6	$2	$4	200%	$10	$4	$6	150%
Percentage of revenue	8%	2%			6%	1%

Interest and other income, net increased $4 million, or 200%, to $6 million for the three months ended June 30, 2023 as compared to $2 million for the three months ended June 30, 2022. Interest and other income, net increased $6 million, or 150%, to $10 million for the six months ended June 30, 2023 as compared to $4 million for the six months ended June 30, 2022. The increase was attributable to an increase in interest income due to higher interest rates.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Provision for income taxes	$3	$1	$2	200%	$3	$1	$2	200%
Percentage of revenue	4%	1%			2%	1%

Provision for income taxes for the three and six months ended June 30, 2023 increased $2 million, or 200% compared to the same periods in 2022. The increase in the provision for income taxes was primarily related to an increase in unrecognized tax benefits during the three months ended June 30, 2023, in addition to the increase in pre-tax earnings of our international operations.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $531 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have been accumulating net losses, and thus may require additional financing or capital resources in the future.

Our material cash requirements outside our normal operating costs include $123 million in accounts and merchants payable, $56 million remaining on a colocation and cloud services purchase commitment, and $17 million of facility lease obligations, of which $8 million is due within the next 12 months.

While we maintain our cash and short-term investments with a diverse group of large national financial institutions , there can be no assurance that any of our other deposits in excess of the Federal Deposit Insurance Corporation or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

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

There were no share repurchases through June 30, 2023.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains an accordion option which, if exercised and provided we are able to secure additional lender commitments and satisfy certain other conditions, would allow us to increase the aggregate commitments by up to $100 million. The Revolving Credit Facility is available through November 2025.

As of June 30, 2023, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$(180)	$(213)
Investing activities	3	(91)
Financing activities	(4)	(4)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the six months ended June 30, 2023 was $180 million. This was driven by our net loss of $169 million and $48 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $37 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $67 million primarily due to lower order volumes and reduced digital advertising expenditures.

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

Net cash provided by investing activities was $3 million for the six months ended June 30, 2023. This was primarily due to $176 million of maturities in marketable securities, partially offset by $170 million in purchases of marketable securities and $3 million in capital expenditures.

Net cash used in investing activities was $91 million for the six months ended June 30, 2022. This was primarily due to $226 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $137 million of maturities in marketable securities.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $4 million for the six months ended June 30, 2023, primarily due to tax payments related to employee RSU settlement.

Net cash used in our financing activities was $4 million for the six months ended June 30, 2022. This was primarily due to $5 million in payments of taxes related to employee RSU settlements, offset by $1 million in proceeds from common stock purchased under the Company's ESPP.

Off Balance Sheet Arrangements

For the three and six months ended June 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of June 30, 2023 were held primarily in cash deposits, treasuries, and, to a lesser extent, corporate bonds and commercial paper. The fair value of our cash, cash equivalents, and investments would not be materially affected by either an increase or decrease in interest rates of 100 basis points due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

Based on our overall currency rate exposures as of June 30, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2022 Form 10-K, which was filed with the SEC on February 27, 2023 the following material weaknesses were identified and remain outstanding as of June 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our Class A common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Other than the risk factors noted below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K and in Part II, Item 1A of our Form 10-Q for the quarterly period ended March 31, 2023.

Risks Related to Our Business and Industry

If we lose the services of members of our senior management team or key employees, we may not be able to execute our business strategy.

Competition for talent in our industry and the technology industry has become increasingly intense as the current labor market to build, retain, and replace highly skilled personnel has become highly competitive. We rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or replace the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there have been and may continue be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business and could affect our corporate culture. Further, in connection with the announcement of our restructuring plan in February 2022 and a reductions in workforce announced in January 2023 and August 2023, we may find it even more difficult to recruit and retain highly skilled personnel, which could harm our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report on Form 10-Q as well as the sections of our 2022 Form 10-K titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—February 2022 Restructuring Plan and January 2023 Reduction in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Restructuring and Note 13. Subsequent Events”, for further discussion of our restructuring and turnaround initiatives.

We may not successfully execute or achieve the expected benefits of our restructuring and turnaround initiatives, which could adversely affect our business.

We recently announced a turnaround and restructuring strategy which focuses on narrowing our business focus, reducing our headcount and outside spend, reviewing our real estate footprint, and a number of other cost saving measures. These restructuring initiatives are intended to focus the business on operational efficiency and right-sizing our expenses for 2023 and beyond. Although we believe these initiatives address the needs of our business and its long-term objectives, our strategy is based on certain assumptions and forecasts, which are subject to risks and uncertainties, including whether we have accurately identified the issues, whether we targeted the appropriate cost saving measures, and whether our right-sizing efforts are executed at the appropriate scale and scope. Consequently, the implementation of these restructuring initiatives may not be successful in yielding the intended results. Moreover, implementation of these initiatives may be costly and disruptive to our business, with the intended impact falling short or resulting in an overcorrection. Our cost cutting initiatives may negatively affect employee morale, which could result in personnel losses beyond the planned workforce reduction, diminished productivity, loss of institutional knowledge, and difficulty attracting highly skilled employees. The intended results of our turnaround effort may also be impacted by negative publicity about the Company and/or our restructuring initiatives, resulting in reputational harm, diminished investor confidence, and consumer backlash. These new initiatives have and may continue to require a significant amount of executive management’s time and focus, which may divert attention from other areas of our business. See the section titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as well as the sections of our 2022 Form 10-K titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—February 2022 Restructuring Plan and January 2023 Reduction in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Restructuring and Note 13. Subsequent Events”, for further discussion of our restructuring and turnaround initiatives.

Our recent reductions in force may not achieve the anticipated cost savings, and any savings may be offset by increased costs in other areas due to the disruption of our business.

In January 2023 and August 2023, we announced reductions in force affecting approximately 17% and 34% of our then global workforce in order to reduce operating costs and consolidate functions. These reductions in force reflect ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and reducing operating costs. However, we may not realize, in full or in part, the anticipated savings due to unanticipated events and/or unexpected costs.

These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale and productivity among our remaining employees, inability to maintain an effective system of internal controls, and the risk that we may not achieve the anticipated benefits. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Moreover, reductions in force may also result in increased costs due to associated legal risks, and could distract management and remaining employees.

If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our ordinary shares less attractive to investors.

As of June 30, 2023, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports

We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.

If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our ordinary shares less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

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

We have not made any repurchases for the three and six months ended June 30, 2023.

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

ContextLogic Inc.

Date: August 3, 2023	By:	/s/ Jun Yan
Jun Yan
Chief Executive Officer and Director
(Principal Executive Officer)
	By:	/s/ Vivian Liu
Vivian Liu
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)