Form 10-Q
period 2023-09-30
ContextLogic Inc.
filed 2023-11-07
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the number of shares of the registrant’s Class A common stock outstanding was 24,009 thousand.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning our evaluation and pursuit of strategic alternatives, our possible or assumed future results of operations and expenses, new or planned features or services, management strategies and plans, competitive position, business environment and potential growth strategies and opportunities. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, if any, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission (“SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$303	$506
Marketable securities	142	213
Funds receivable	6	14
Prepaid expenses and other current assets	27	44
Total current assets	478	777
Property and equipment, net	4	9
Right-of-use assets	6	9
Other assets	4	4
Total assets	$492	$799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35	$53
Merchants payable	77	120
Refunds liability	2	6
Accrued liabilities	95	130
Total current liabilities	209	309
Lease liabilities, non-current	7	13
Other liabilities	4	—
Total liabilities	220	322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of September 30, 2023 and December 31, 2022; No shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 24,007 and 23,164 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,460	3,411
Accumulated other comprehensive loss	(10)	(5)
Accumulated deficit	(3,178)	(2,929)
Total stockholders’ equity	272	477
Total liabilities and stockholders’ equity	$492	$799

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$60	$125	$234	$448
Cost of revenue	46	91	184	308
Gross profit	14	34	50	140
Operating expenses:
Sales and marketing	35	80	111	181
Product development	38	42	127	154
General and administrative	21	40	68	86
Total operating expenses	94	162	306	421
Loss from operations	(80)	(128)	(256)	(281)
Other income, net:
Interest and other income, net	3	6	13	10
Loss before provision for income taxes	(77)	(122)	(243)	(271)
Provision for income taxes	3	2	6	3
Net loss	(80)	(124)	(249)	(274)
Net loss per share, basic and diluted	$(3.35)	$(5.53)	$(10.55)	$(12.32)
Weighted-average shares used in computing net loss per share, basic and diluted	23,897	22,435	23,601	22,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(80)	$(124)	$(249)	$(274)
Other comprehensive loss:
Unrealized holding gains (losses) on derivatives and marketable securities, net of tax	3	—	(1)	(5)
Foreign currency translation adjustment	—	(5)	(4)	(9)
Comprehensive loss	$(77)	$(129)	$(254)	$(288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2023	23,781	$—	$3,448	$(13)	$(3,098)	$337
Fractional shares issued due to reverse stock split	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	362	—	—	—	—	—
Shares withheld related to net share settlement	(136)	—	(1)	—	—	(1)
Issuance of common stock through ESPP	—	—	—	—	—	—
Stock-based compensation	—	—	13	—	—	13
Other comprehensive loss, net	—	—	—	3	—	3
Net loss	—	—	—	—	(80)	(80)
Balances as of September 30, 2023	24,007	$—	$3,460	$(10)	$(3,178)	$272

	Nine Months Ended September 30, 2023
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2022	23,164	$—	$3,411	$(5)	$(2,929)	$477
Fractional shares issued due to reverse stock split	201	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	993	—	—	—	—	—
Shares withheld related to net share settlement	(380)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	29	—	—	—	—	—
Stock-based compensation	—	—	54	—	—	54
Other comprehensive loss, net	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(249)	(249)
Balances as of September 30, 2023	24,007	$—	$3,460	$(10)	$(3,178)	$272

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2022	22,336	$—	$3,383	$(6)	$(2,695)	$682
Issuance of common stock upon settlement of restricted stock units	253	—	—	—	—	—
Shares withheld related to net share settlement	(103)	—	(5)	—	—	(5)
Option exercises, net	5	—	—	—	—	—
Stock-based compensation	—	—	26	—	—	26
Other comprehensive loss, net	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(124)	(124)
Balances as of September 30, 2022	22,491	$—	$3,404	$(11)	$(2,819)	$574

	Nine Months Ended September 30, 2022
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2021	21,949	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options for cash	43	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	683	—	—	—	—	—
Shares withheld related to net share settlement	(207)	—	(10)	—	—	(10)
Issuance of common stock through ESPP	23	—	1	—	—	1
Stock-based compensation	—	—	53	—	—	53
Other comprehensive loss, net	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(274)	(274)
Balances as of September 30, 2022	22,491	$—	$3,404	$(11)	$(2,819)	$574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(249)	$(274)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Noncash inventory write downs	—	3
Depreciation and amortization	3	5
Noncash lease expense	3	5
Impairment of lease assets and property and equipment	1	11
Stock-based compensation	54	53
Net (accretion) amortization of discounts and premiums on marketable securities	(6)	—
Other	1	(3)
Changes in operating assets and liabilities:
Funds receivable	8	4
Prepaid expenses, other current and noncurrent assets	16	2
Accounts payable	(17)	(10)
Merchants payable	(43)	(64)
Accrued and refund liabilities	(32)	(36)
Lease liabilities	(5)	(6)
Other current and noncurrent liabilities	—	(3)
Net cash used in operating activities	(266)	(313)
Cash flows from investing activities:
Purchases of property and equipment and development of internal use software	(3)	(2)
Purchases of marketable securities	(239)	(303)
Maturities of marketable securities	317	218
Other	—	2
Net cash provided by (used) in investing activities	75	(85)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	—	1
Payment of taxes related to RSU settlement	(5)	(10)
Net cash used in financing activities	(5)	(9)
Foreign currency effects on cash, cash equivalents and restricted cash	(7)	(17)
Net decrease in cash, cash equivalents and restricted cash	(203)	(424)
Cash, cash equivalents and restricted cash at beginning of period	513	1,018
Cash, cash equivalents and restricted cash at end of period	$310	$594
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$303	$587
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	7	7
Total cash, cash equivalents and restricted cash	$310	$594
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$1	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ContextLogic Inc. (the “Company” or "Wish") is a mobile ecommerce company that provides a shopping experience that is mobile-first and discovery-based, which connects merchants’ products to users based on user preferences. The Company generates revenue from marketplace and logistics services provided to merchants.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2022 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023 (the “2022 Form 10-K”).

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 37% and 24% of the Company’s total cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	September 30,	December 31,
	2023	2022
PSP 1	69%	32%
PSP 2	28%	56%

Services Risk — The Company serves all its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three and nine months ended September 30, 2023 and 2022.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Core marketplace revenue	$19	$40	$71	$184
ProductBoost revenue	5	11	19	36
Marketplace revenue	24	51	90	220
Logistics revenue	36	74	144	228
Revenue	$60	$125	$234	$448

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$48	$48	$—	$—
Marketable securities:
U.S. treasury bills	$138	$—	$138	$—
Commercial paper	—	—	—	—
Corporate bonds	4	—	4	—
U.S. government agency	—	—	—	—
Total marketable securities	$142	$—	$142	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$191	$48	$143	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$50	$50	$—	$—
Corporate bonds	2	—	2	$—
Total cash equivalents	$52	$50	$2	$—
Marketable securities:
U.S. treasury bills	$173	$—	$173	$—
Commercial paper	7	—	7	—
Corporate bonds	29	—	29	—
Non-U.S. government	4	—	4	—
Total marketable securities	$213	$—	$213	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$271	$50	$221	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	September 30,		December 31,
	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$142	$142	$214	$213
Total marketable securities	$142	$142	$214	$213

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of September 30, 2023 and December 31, 2022, respectively, were insignificant.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Logistics costs(1)	$23	$44
Deferred revenue and customer deposits(2)	13	18
Wish Cash liability(3)	10	14
Sales and indirect taxes(4)	14	15
Other	35	39
Total accrued liabilities	$95	$130

(1)
Logistics costs decreased by $21 million or 48% primarily due to lower shipping volumes during the third quarter of 2023 compared to the fourth quarter of 2022.
(2)
Deferred revenue and customer deposits decreased by $5 million or 28% primarily due to lower logistics volumes during the third quarter of 2023 compared to the fourth quarter of 2022. The amount of revenue recognized during the nine months ended September 30, 2023 that was included in the December 31, 2022 balance was $13 million.
(3)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue during the third quarter of 2023 and the fourth quarter of 2022 was $2 million.
(4)
Sales and indirect taxes decreased by $1 million or 7% primarily due to less taxes collected in connection with lower order volumes during the third quarter of 2023 compared to the fourth quarter of 2022, partially offset by delayed payment of value added tax to the European Union.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Cash flow hedges	$125	$168
Non-designated hedges	—	11
Total	$125	$179

Fair Value of Derivative Financial Instruments

	September 30,		December 31,
	2023		2022
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$1	$1	$4	$2
Total derivatives	$1	$1	$6	$2

(1)
Derivative assets are included within prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	September 30,	December 31,
	2023	2022
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive loss before reclassifications	(6)	(6)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	4	6
Balance at the end of the period	$—	$2

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three and nine months ended September 30, 2023 and 2022, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur or were not probable to occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were approximately a net gain of $1 million and a net loss of $3 million for the three and nine months ended September 30, 2023, respectively, and were approximately net losses of $4 million and $8 million for the three and nine months ended September 30, 2022, respectively.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2027.

Total operating lease cost was $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, and $2 million and $6 million for the three and nine months ended September 30, 2022, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

As of September 30, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $6 million and $9 million, respectively, and current lease liabilities in the amount of $7 million and $7 million in accrued liabilities, respectively, and $7 million and $13 million in lease liabilities, non-current, respectively.

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 2 and 3 years, respectively, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases was as follows:

	Nine Months Ended,
	September 30,	September 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$7

The maturities of the Company’s operating lease liabilities are as follows:

September 30,
2023
Year ending December 31,	(in millions)
2023 (remaining three months)	$2
2024	7
2025	4
2026	1
2027	1
Total lease payments	15
Less: imputed interest	(1)
Present value of lease liabilities	$14

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of September 30, 2023, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three and nine months ended September 30, 2023 and 2022.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of September 30, 2023, the remaining commitment under this amended agreement was approximately $51 million and is payable within the next two years.

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

As of September 30, 2023, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances at December 31, 2022	67	$31.17	9.5	2,399
Granted	299	$15.03		2,763
Vested	—	$—		(994)
Forfeited or cancelled	—	$—		(1,526)
Balances at September 30, 2023	366	$18.00	9.3	2,642

The weighted-average grant date fair value of restricted stock was $8.10 and $13.92 per share for the three and nine months ended September 30, 2023, respectively, and $44.66 and $53.87 per share for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, 1,803 thousand shares remained available for grant under the Company’s equity incentive plans.

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

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	5.55	5.93
Risk free interest rate	4.15%	2.28%
Volatility	91.51%	75.53%
Dividend yield	—	—
Estimated fair value per share	$11.27	$47.25

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Cost of revenue	$1	$2	$3	$4
Sales and marketing	1	2	3	5
Product development	6	13	31	41
General and administrative	5	9	17	3
Total stock-based compensation(1)(2)	$13	$26	$54	$53

(1)
Total stock-based compensation for the three months September 30, 2023 decreased by $13 million compared to the three months ended September 30, 2022. This decrease was primarily due to (i) stock-based compensation of outstanding equity awards during the second quarter of 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the same period in 2022, (ii) the departures of the Company's former Chief Product Officer ("CPO") and Chief Administrative Officer ("CAO") during the first quarter of 2023 and (iii) the impacts of the reductions in force during the first and third quarters of 2023.
(2)
Total stock-based compensation for the nine months ended September 30, 2023 increased by $1 million compared to the nine months ended September 30, 2022 primarily due to (i) accelerated vesting of the Company's former CPO and CAO's RSUs upon their departures in accordance to their separation agreements during the first quarter of 2023, and (ii) forfeitures originating from the resignation of the Company’s former CEO, and modifications to the Company’s former Executive Chair’s equity awards, both during the first quarter of 2022. These contributing factors were offset by stock-based compensation of outstanding equity awards during the nine months ended September 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the same period in 2022 and the impacts of the reductions in force in the first and third quarters of 2023.

The Company will recognize the remaining $2 million and $73 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1.4 years and 2.1 years related to options and RSUs, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 166 shares on any purchase date. The ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. During the nine months ended September 30, 2023, 29 thousand shares of common stock were purchased under the ESPP for an aggregate amount less than $1 million.

On each purchase date, participating employees will purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period, or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the nine months ended September 30, 2023, there was an ESPP reset that resulted in an additional expense of approximately $1 million, which is being recognized over an offering period ending May 20, 2025.

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

The provision for income taxes was $3 million and $6 million for the three and nine months ended September 30, 2023, respectively, and was $2 million and $3 million for the three and nine months ended September 30, 2022, respectively. The increase in the provision for income taxes was primarily related to an increase in unrecognized tax benefits during the three and nine months ended September 30, 2023. The Company continues to maintain a valuation allowance on the domestic net deferred tax assets.

The Company had $4 million and $9 million of unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively. The unrecognized tax benefits as of September 30, 2023, if recognized, would affect the effective tax rate. The interest and penalties associated with the unrecognized tax benefits as of September 30, 2023 and December 31, 2022 were immaterial.

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

NOTE 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(80)	$(124)	$(249)	$(274)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	23,897	22,435	23,601	22,243
Net loss per share, basic and diluted	$(3.35)	$(5.53)	$(10.55)	$(12.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
	(in thousands)
Common stock options outstanding	366	1,598
Unvested restricted stock units outstanding	2,642	2,269
Employee stock purchase plan	117	68
Total	3,125	3,935

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user was as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	(in millions)
Europe	$10	53%	$16	40%	$36	51%	$68	37%
North America(1)	6	32%	18	45%	25	35%	89	48%
South America	1	5%	1	3%	3	4%	6	3%
Other	2	10%	5	12%	7	10%	21	12%
Core marketplace revenue(2)	$19	100%	$40	100%	$71	100%	$184	100%

(1)
United States accounted for $4 million and $19 million of core marketplace revenue for the three and nine months ended September 30, 2023, respectively and $14 million and $71 million for the three and nine months ended September 30, 2022, respectively.
(2)
Core marketplace revenue included a $3 million and $4 million net loss for the three months ended September 30, 2023 and 2022, and a $4 million net loss for both the nine months ended September 30, 2023 and 2022, from our cash flow hedging program.

China accounted for substantially all of marketplace and logistics revenue during the three and nine months ended September 30, 2023 and 2022 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in both periods presented.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, was as follows:

	September 30,		December 31,
	2023		2022
	($ in millions, except percentages)
United States	$5	50%	$13	72%
China	4	40%	4	22%
Other(1)	1	10%	1	6%
Total property and equipment, net and right-of-use assets	$10	100%	$18	100%
(1)
Long-lived tangible assets outside the United States and China were primarily located in Canada.

NOTE 12. REDUCTION IN WORKFORCE

In January 2023, the Company announced a plan to reduce its workforce by up to 150 employees, representing approximately 17% of the Company's then global workforce ("January RIF"). In connection with the January RIF, the Company incurred a charge of approximately $3 million in severance and other personnel reduction costs. The implementation of the January RIF was substantially complete by the end of the second quarter of 2023.

In August 2023, the Company began implementing a plan to further reduce its workforce by approximately 255 employees, representing approximately 34% of the Company's then global workforce ("August RIF"). In connection with the August RIF, the Company incurred a charge of approximately $9 million in severance and other personnel reduction costs. The Company expects that the implementation of the August RIF will be substantially complete by the end of the fourth quarter of 2023.

The January RIF and the August RIF were intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. Total severance and other personnel reduction costs included in the condensed consolidated statements of operations are as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in millions)
Cost of revenue	$1	$1
Sales and marketing	2	2
Product development	5	7
General and administrative	1	2
Total severance and other personnel reduction costs	$9	$12

The following table is a summary of the changes in severance and other personnel reduction liabilities, included within accrued liabilities on the condensed consolidated balance sheet as of September 30, 2023, in connection with each of the two RIFs in 2023:

	January RIF	August RIF
	(in millions)
Balance at the beginning of the period	$—	$—
Severance and other personnel reduction costs	3	9
Cash payments during the period	(3)	(6)
Balance at the end of the period	$—	$3

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

Financial Results for the Three Months Ended September 30, 2023

•
Total revenue was $60 million.
•
Total cost of revenue and operating expenses were $140 million, including stock-based compensation expense of $13 million.
•
Loss from operations was $80 million.
•
Net loss was $80 million.
•
Adjusted EBITDA was a loss of $54 million or (90)% of total revenue.
•
Cash and cash equivalents and marketable securities were $445 million.

As of September 30, 2023, we had an accumulated deficit of $3.2 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

Review of Strategic Alternatives

Our Board of Directors regularly reviews our strategic plan, priorities and opportunities as part of its commitment to act in the best interest of us and our stockholders. To that end, our Board has initiated a process to explore a range of strategic alternatives to maximize value for our stockholders. We have retained J.P. Morgan as the financial advisor to assist in the process.

We have not set a definitive timetable for completion of this process, and there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative as a result of this process, that a strategic alternative that has been pursued may not be attractive, or that a strategic alternative may not ultimately be consummated. As part of the process, our Board of Directors will consider a full range of strategic alternatives, which may include a corporate sale, merger or other business combination, a sale of all or a portion of the company’s assets, or other significant transaction, including a cash distribution to existing stockholders followed by a corporate dissolution and liquidation.

Global Considerations

We are monitoring the ongoing volatility in the global financial markets, including inflation and rising interest rates. These developments could continue to negatively impact global economic activity and consumer behavior, which may adversely affect our business and our results of operations. For example, we believe that consumers are generally searching for higher-value deals in the current environment. As our customers continue to react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.

Reductions in Workforce

In January 2023, we announced a plan to reduce our workforce by up to 150 employees, representing approximately 17% of our then global workforce. In connection with this reduction in workforce ("January RIF"), or the January RIF, we incurred a charge of approximately $3 million consisting of severance and other personnel reduction costs. The implementation of the January RIF was substantially complete by the end of the second quarter of 2023.

In August 2023, the Company began implementing a plan to further reduce the Company’s workforce by approximately 255 employees, representing about 34% of our then global workforce ("August RIF"). This includes approximately 160 employees in the United States, representing about 41% of our domestic workforce and approximately 95 non-U.S. employees, representing about 26% of our international workforce. In connection with the August RIF, we incurred a charge of approximately $9 million primarily consisting of severance and other personnel reduction costs. We expect that the implementation of the August RIF will be substantially complete by the end of 2023.

The January RIF and the August RIF were intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies.

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

The economics of the Wish platform rely on cost-effectively adding new users, converting those users into buyers, and driving engagement and monetization of those buyers over time as well as acquiring new merchants and monetizing the end-to-end services that we provide to them.

Key Financial and Performance Metrics

In addition to the measures presented in our condensed consolidated financial statements, we monitor the following key metrics and other financial information to measure our performance, identify trends affecting our business, and make strategic decisions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions, except percentages)
MAU	11	24	13	25
LTM Active Buyers	9	16	9	16
Adjusted EBITDA	$(54)	$(95)	$(182)	$(193)
Adjusted EBITDA Margin	(90)%	(76)%	(78)%	(43)%
Free Cash Flow	$(86)	$(100)	$(269)	$(315)

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

MAUs decreased approximately 54% and 48% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 44% for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. We believe this decline was primarily driven by lower MAUs which we believe was driven by reduced digital advertising expenditures.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	($ in millions, except percentages)
Revenue	$60	$125	$234	$448
Net loss	(80)	(124)	(249)	(274)
Net loss as a percentage of revenue	(133)%	(99)%	(106)%	(61)%
Excluding:
Interest and other income, net	(3)	(6)	(13)	(10)
Provision for income taxes	3	2	6	3
Depreciation and amortization	1	1	3	5
Stock-based compensation expense and related employer payroll taxes(1)(2)(3)	13	27	55	55
Restructuring and other discrete items(4)	9	5	12	29
Impairment of lease assets and property and equipment(5)	3	—	4	—
Others	—	—	—	(1)
Adjusted EBITDA	(54)	(95)	(182)	(193)
Adjusted EBITDA margin	(90)%	(76)%	(78)%	(43)%
(1)
Total amount for the three months ended September 30, 2023 consists of $13 million of stock-based compensation expense and insignificant payroll taxes. Total amount for the three months ended September 30, 2022 consists of $26 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for the nine months ended September 30, 2023 consists of $54 million of stock-based compensation expense and $1 million of related employer payroll taxes. Total amount for nine months ended September 30, 2022 consists of $53 million of stock-based compensation expense and $2 million of related employer payroll taxes.
(2)
Total stock-based compensation for the three months September 30, 2023 decreased by $13 million compared to the three months ended September 30, 2022 due to fewer outstanding equity awards being amortized during the third quarter of 2023 compared to the same period in 2022. This was driven by lower headcount due to reduction in force and the departures of the Company's former Chief Product Officer ("CPO") and Chief Administrative Officer ("CAO") during the first quarter of 2023.
(3)
Total stock-based compensation for the nine months ended September 30, 2023 increased by $1 million compared to the nine months ended September 30, 2022 primarily due to reductions in headcount year over year offset by significant non-recurring items in the following denoted periods, (i) accelerated vesting of the Company's former CPO and CAO's RSUs upon their departures in accordance to their separation agreements during the first quarter of 2023, and (ii) forfeitures originating from the resignation of the Company’s former Chief Executive Officer, and modifications to the Company’s former Executive Chair’s equity awards, both during the first quarter of 2022. Employer related payroll taxes decreased from $2 million for the nine months ended September 30, 2022 to $1 million for the nine months ended September 30, 2023, driven by lower headcount due to reduction in force.
(4)
Total amount for the nine months ended September 30, 2023 consisted of $12 million of employee severance and other personnel reduction costs. Total amount for the nine months ended September 30, 2022 includes restructuring charges consisting of $3 million of employee severance and $11 million in impairment of lease assets and property and equipment as well as a $15 million one-time discretionary cash bonus paid to select employees to help cover their tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO.
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

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Net cash used in operating activities	$(86)	$(100)	$(266)	$(313)
Less:
Purchases of property and equipment and development of internal-use software	—	—	3	2
Free Cash Flow	$(86)	$(100)	$(269)	$(315)

Results of Operations

The following table shows our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Revenue	$60	$125	$234	$448
Cost of revenue(1)	46	91	184	308
Gross profit	14	34	50	140
Operating expenses:
Sales and marketing(1)	35	80	111	181
Product development(1)	38	42	127	154
General and administrative(1)	21	40	68	86
Total operating expenses	94	162	306	421
Loss from operations	(80)	(128)	(256)	(281)
Other income, net
Interest and other income, net	3	6	13	10
Loss before provision for income taxes	(77)	(122)	(243)	(271)
Provision for income taxes	3	2	6	3
Net loss	$(80)	$(124)	$(249)	$(274)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions)
Cost of revenue	$1	$2	$3	$4
Sales and marketing	1	2	3	5
Product development	6	13	31	41
General and administrative	5	9	17	3
Total stock-based compensation	$13	$26	$54	$53

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	77%	73%	79%	69%
Gross profit	23%	27%	21%	31%
Operating expenses:
Sales and marketing	58%	64%	47%	40%
Product development	63%	33%	54%	34%
General and administrative	35%	32%	29%	19%
Total operating expenses	156%	129%	130%	93%
Loss from operations	(133)%	(102)%	(109)%	(62)%
Other income, net:
Interest and other income, net	5%	5%	6%	2%
Loss before provision for income taxes	(128)%	(97)%	(103)%	(60)%
Provision for income taxes	5%	2%	3%	1%
Net loss	(133)%	(99)%	(106)%	(61)%

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Core marketplace revenue(1)	$19	$40	$(21)	(53)%	$71	$184	$(113)	(61)%
ProductBoost revenue	5	11	(6)	(55)%	19	36	(17)	(47)%
Marketplace revenue	24	51	(27)	(53)%	90	220	(130)	(59)%
Logistics revenue	36	74	(38)	(51)%	144	228	(84)	(37)%
Revenue	$60	$125	$(65)	(52)%	$234	$448	$(214)	(48)%

(1)
Core marketplace revenue included a $3 million and $4 million net loss for the three months ended September 30, 2023 and 2022, and a $4 million net loss for both the nine months ended September 30, 2023 and 2022, from our cash flow hedging program.

Revenue decreased $65 million, or 52%, to $60 million for the three months ended September 30, 2023 as compared to $125 million for the three months ended September 30, 2022. Revenue decreased $214 million, or 48%, to $234 million for the nine months ended September 30, 2023 as compared to $448 million for the nine months ended September 30, 2022. The decreases were attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue for the three months ended September 30, 2023 decreased $27 million, or 53% compared to the same period in 2022, primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers. Marketplace revenue for the nine months ended September 30, 2023 decreased $130 million, or 59% compared to the same period in 2022, primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers and to a lesser extent, revisions to our pricing strategy, which resulted in lower marketplace revenue per order.

Logistics revenue for the three and nine months ended September 30, 2023 decreased $38 million, or 51%, and $84 million, or 37%, respectively, compared to the same periods in 2022. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Cost of revenue	$46	$91	$(45)	(49)%	$184	$308	$(124)	(40)%
Percentage of revenue	77%	73%			79%	69%
Gross Margin	23%	27%			21%	31%

Cost of revenue for the three and nine months ended September 30, 2023 decreased $45 million, or 49%, and $124 million, or 40%, respectively, compared to the same periods in 2022. These decreases were primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

Gross margin decreased to 23% and 21% for the three and nine months ended September 30, 2023, respectively, from 27% and 31% for the three and nine months ended September 30, 2022, respectively. These decreases were primarily driven by a greater percentage of overall revenue coming from lower margin logistics services and revisions to our pricing strategy.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Sales and marketing	$35	$80	$(45)	(56)%	$111	$181	$(70)	(39)%
Percentage of revenue	58%	64%			47%	40%

Sales and marketing expense decreased $45 million, or 56% to $35 million for the three months ended September 30, 2023, compared to $80 million for the three months ended September 30, 2022. The decrease was primarily due to a $42 million reduction in advertising expenditures, a $1 million reduction in customer support service as a result of lower order volumes, a $1 million reduction of employee-related costs due to lower headcount, and a $1 million reduction in other sales and marketing related expenditures.

Sales and marketing expense decreased $70 million, or 39% to $111 million for the nine months ended September 30, 2023, compared to $181 million for the nine months ended September 30, 2022. The decrease was primarily due to a $57 million reduction in advertising expenditures, a $8 million reduction of employee-related costs due to lower headcount, and a $5 million reduction in customer support service and other costs as a result of lower order volumes.

Product Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Product development	$38	$42	$(4)	(10)%	$127	$154	$(27)	(18)%
Percentage of revenue	63%	34%			54%	34%

Product development expense decreased $4 million, or 10% to $38 million for the three months ended September 30, 2023, compared to $42 million for the three months ended September 30, 2022. The decrease was primarily due to a $9 million reduction of employee-related costs including stock-based compensation due to lower headcount, offset by a $3 million increase in impairment of lease assets and property and equipment, and a $2 million increase in service costs from external consultants.

Product development expense decreased $27 million, or 18% to $127 million for the nine months ended September 30, 2023, compared to $154 million for the nine months ended September 30, 2022. The decrease was primarily due to a $30 million reduction of employee-related costs including stock-based compensation due to lower headcount and a $9 million one-time discretionary bonus paid to select product development employees during the first quarter of 2022 to help cover their tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO. These decreases were partially offset by an increase of $3 million in impairment of lease assets and property and equipment.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
General and administrative	$21	$40	$(19)	(48)%	$68	$86	$(18)	(21)%
Percentage of revenue	35%	32%			29%	19%

General and administrative expense decreased $19 million, or 48% to $21 million for the three months ended September 30, 2023, compared to $40 million for the three months ended September 30, 2022. The decrease was primarily due to a $8 million reduction of employee-related costs, including stock-based compensation, due to lower headcount, a $5 million decrease in impairment of lease assets and property and equipment, a $3 million reduction in legal and insurance-related costs, and a $3 million reduction in other general and administrative related expenditures.

General and administrative expense decreased $18 million, or 21% to $68 million for the nine months ended September 30, 2023, compared to $86 million for the nine months ended September 30, 2022. The decrease was primarily due to a $8 million reduction of employee-related cost, including stock-based compensation, due to lower headcount, $11 million decrease in impairment of lease assets and property and equipment, $11 million decrease in insurance and legal expenses, and a $2 million reduction in other general and administrative related expenditures. The decrease was offset by a $14 million increase in stock-based compensation mostly driven by a one-time reversal of $21 million of stock-based compensation during the first quarter of 2022 in connection with the resignation of Mr. Szulczewski from his former position as CEO offset in part by $2 million share-based compensation recognized in connection with accelerated vesting of the Company’s former CAO’s RSU’s in accordance with his separation agreement during the first quarter of 2023, and other stock-based compensation due to lower headcount.

Interest and Other Income, net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Interest and other income, net	$3	$6	$(3)	(50)%	$13	$10	$3	30%
Percentage of revenue	5%	5%			6%	2%

Interest and other income, net decreased $3 million, or 50%, to $3 million for the three months ended September 30, 2023 as compared to $6 million for the three months ended September 30, 2022. The net decrease was attributable to a decrease in foreign exchange net losses of $3 million.

Interest and other income, net increased $3 million, or 30%, to $13 million for the nine months ended September 30, 2023 as compared to $10 million for the nine months ended September 30, 2022. The increase was attributable to an increase in interest income due to higher interest rates.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	($ in millions, except percentages)
Provision for income taxes	$3	$2	$1	50%	$6	$3	$3	100%
Percentage of revenue	5%	2%			3%	1%

Provision for income taxes for the three and nine months ended September 30, 2023 increased by $1 million, or 50%, to $3 million, and $3 million, or 100%, to $6 million, respectively, compared to the same periods for 2022. The increases in the provision for income taxes were primarily related to an increase in unrecognized tax benefits during the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $445 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. We have been accumulating net losses, and thus may require additional financing or capital resources in the future.

Our material cash requirements outside our normal operating costs include $112 million in accounts and merchants payable, $51 million remaining on a colocation and cloud services purchase commitment, and $15 million of facility lease obligations, of which $8 million is due within the next 12 months.

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

There were no share repurchases through September 30, 2023.

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

As of September 30, 2023, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, “Financial Information” for additional details related to the Revolving Credit Facility.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$(266)	$(313)
Investing activities	75	(85)
Financing activities	(5)	(9)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the nine months ended September 30, 2023 was $266 million. This was driven by our net loss of $249 million and $73 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $56 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $92 million primarily due to lower order volumes and reduced digital advertising expenditures.

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

Net cash provided by investing activities was $75 million for the nine months ended September 30, 2023. This was primarily due to $317 million of maturities in marketable securities, partially offset by $239 million in purchases of marketable securities and $3 million in capital expenditures.

Net cash used in investing activities was $85 million for the nine months ended September 30, 2022. This was primarily due to $303 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $218 million of maturities in marketable securities.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $5 million for the nine months ended September 30, 2023, primarily due to tax payments related to employee RSU settlement.

Net cash used in our financing activities was $9 million for the nine months ended September 30, 2022. This was primarily due to $10 million in payments of taxes related to employee RSU settlements, offset by $1 million in proceeds from common stock purchased under the Company's ESPP

Off Balance Sheet Arrangements

For the three and nine months ended September 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of September 30, 2023 were held primarily in cash deposits, treasuries, and, to a lesser extent, corporate bonds and commercial paper. The fair value of our cash, cash equivalents, and investments would not be materially affected by either an increase or decrease in interest rates of 100 basis points due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

Based on our overall currency rate exposures as of September 30, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2022 Form 10-K, which was filed with the SEC on February 27, 2023 the following material weaknesses were identified and remain outstanding as of September 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our Class A common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Other than as described below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2022 Form 10-K and in Part II, Item 1A of our Form 10-Qs for the quarterly periods ended March 31, 2023 and June 30, 2023.

Risks Related to Our Class A Common Stock

Our activities to evaluate and pursue strategic alternatives for the company may not result in a strategic transaction, and even if we do consummate a strategic transaction, there is no assurance that it deliver the benefits we expect or enhance stockholder value.

In November 2023, we announced that our Board of Directors has initiated a process to explore a range of strategic alternatives to maximize value for our stockholders. We have retained J.P. Morgan as the financial advisor to assist in the process.

We have not set a definitive timetable for completion of this process, and there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative as a result of this process, that a strategic alternative that has been pursued may not be attractive, or that a strategic alternative may not ultimately be consummated. As part of the process, our Board of Directors will consider a full range of strategic alternatives, which may include a corporate sale, merger or other business combination, a sale of all or a portion of the company’s assets, or other significant transaction, including a cash distribution to existing stockholders followed by a corporate dissolution and liquidation.

We expect to devote significant time and resources and to incur expenses in identifying and evaluating strategic alternatives for the company, which could have a material adverse effect on our business. A considerable portion of these expenses may be incurred regardless of whether a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the benefits we expect or enhance stockholder value.

Pursuing or consummating any strategic transaction may disrupt our management or business, require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and may pose significant integration challenges, which could adversely affect our operations and financial results. For example, pursuing or consummating these transactions may entail numerous operational and financial risks, including:

•
the loss of customers or merchants;
•
the inability to retain our key employees or our other service providers;
•
increased volatility of our stock price;
•
higher than anticipated transaction or integration costs;
•
exposure to unknown liabilities;
•
write downs of assets or goodwill or impairment charges;
•
increased amortization expenses; and
•
the possibility of future litigation.

Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above and any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.

As part of this strategic transaction process, our Board of Directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

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

We have not made any repurchases for the three and nine months ended September 30, 2023.

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

ContextLogic Inc.

Date: November 7, 2023	By:	/s/ Jun Yan
Jun Yan
Chief Executive Officer and Director
(Principal Executive Officer)
	By:	/s/ Vivian Liu
Vivian Liu
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)