Form 10-K
period 2023-12-31
ContextLogic Inc.
filed 2024-03-05
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39775

ContextLogic Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Sansome Street 33rd Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 432-7323

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	WISH	Nasdaq Global Select Market
Preferred Stock Purchase Rights		Nasdaq Global Select Market

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock as reported by the Nasdaq Global Select Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $174 million, based upon the closing sale price of such stock on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director, and holder or 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2024, the number of shares of the registrant’s Class A common stock outstanding was 24,397,977 and there were no shares of the registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding the proposed Asset Sale (as defined in Part I, Item 1. “Business—Asset Purchase Agreement with Qoo10”), including our ability to complete the Asset Sale on the anticipated timeline, or at all, and restrictions imposed on our business under the Asset Purchase Agreement (as defined in Part I, Item 1. “Business—Asset Purchase Agreement with Qoo10”) while the Asset Sale is pending; the satisfaction or waiver of the closing conditions to the Asset Sale, including the approval of the Asset Sale by our stockholders; disruptions to our business while the proposed Asset Sale is pending; risks associated with our ability to identify and realize business opportunities following the Asset Sale; risks associated with our ability to utilize our federal income tax net operating loss carryforwards (the “NOLs”) and other tax attributes following the Asset Sale; the occurrence of any event, change or other circumstances that could give rise to the termination of the Asset Purchase Agreement; the impact of management’s time and attention being focused on consummation of the proposed Asset Sale; costs associated with the proposed Asset Sale; the scope, timing and outcome of any potential stockholder litigation related to the Asset Sale; future financial performance; implementation and execution of business strategies, including turnaround efforts, restructuring plans, and reductions in force; implementation and execution of promotional strategies and rebrand efforts; our future liquidity and operating expenditures; the impact of the 1-to-30 reverse stock split; compliance with Nasdaq continued listing requirements; financial condition and results of operations; our future market position, technological advances, and competitive changes in the marketplace; expected consumer behavior; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments. The risks affecting our forward-looking statements could also change as a result of consummation of the proposed Asset Sale.

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
●
We will be subject to business uncertainties while the asset sale with Qoo10 is pending, which could adversely affect our business.
●
We may not successfully execute or achieve the expected benefits of our new business strategies and restructuring efforts, which could adversely affect our business, financial condition, and operating results could be harmed.
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

Our data science capabilities provide us with a unique competitive advantage. Our proprietary algorithms analyze a rich and growing data set of transactions and historical behaviors of both users and merchants to drive continuous optimization on the platform and inform key business decisions on a daily basis. Our machine learning technology enables personalization at the individual user level on a massive scale and drives significant advantages across all aspects of our business operations, including user acquisition, user experience, user-generated content, merchant insights, and user and merchant support.

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

Asset Purchase Agreement with Qoo10

On February 10, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and parent to Qoo10 (the “Parent”). The Asset Purchase Agreement provides, among other things, and subject to the satisfaction or waiver of the conditions set forth therein, that we will sell substantially all of our assets to Qoo10, other than (i) our NOLs and certain other tax attributes, (ii) our marketable securities held in a specified wealth management account and (iii) our cash and cash equivalents held in that wealth management account, and Qoo10 has agreed to acquire those assets and assume substantially all liabilities of the Company as specified in the Asset Purchase Agreement (the “Asset Sale”).

As consideration for the foregoing Asset Sale, Qoo10 has agreed to:

•
assume substantially all of our liabilities as specified in the Asset Purchase Agreement; and

•
pay us a purchase price equal to the “Cash Consideration,” equal to $173 million in cash, less the amount of certain excluded cash, cash equivalents and marketable securities that will be retained by us following the closing of the Asset Sale. The Cash Consideration is subject to certain adjustments, depending on whether (i) the Company’s closing cash is greater than or less than a cash threshold of $320 million and (ii) whether the closing date for the Asset Sale (the “Closing Date”) is on or before May 31, 2024.

If the Closing Date is on or before May 31, 2024, then:

•
If the Company’s closing cash is greater than the $320 million cash threshold, the Cash Consideration will be adjusted upward by a cash adjustment equal to 100% of such surplus (subject to a downward adjustment of up to $3 million if Qoo10 pays certain transaction expenses incurred by the Company); and
•
If the Company’s closing cash is less than the $320 million cash threshold, then the Cash Consideration will be adjusted downward by a cash adjustment equal to 50% of the amount of such deficit.

However, if the Closing Date is on or after June 1, 2024, then:

•
If the Company’s closing cash is greater than the $320 million cash threshold, the Cash Consideration will be adjusted upward by a cash adjustment equal to 50% of such surplus (subject to a downward adjustment of up to $3 million if Qoo10 pays certain transaction expenses incurred by the Company); and
•
If the Company’s closing cash is less than the $320 million cash threshold, then the Cash Consideration will be adjusted downward by a cash adjustment equal to 100% of the amount of such deficit.

The sum of (i) the Cash Consideration plus (ii) the cash, cash equivalents and marketable securities that will be retained by the Company (and withheld from the Asset Sale) is referred to as the Company’s “Post-Closing Cash.”

In addition, we have agreed to certain covenants in the Asset Purchase Agreement restricting the conduct of our business between the date of the Asset Purchase Agreement and the earlier of the closing of the Asset Sale and the termination of the Asset Purchase Agreement. During such interim period, we have agreed that we and our subsidiaries will conduct our business in the ordinary course in substantially the same manner as previously conducted and use reasonable best efforts to preserve intact our business organization and operations and the assets that Qoo10 has agreed to purchase under the terms of the Asset Purchase Agreement. In addition, in the Asset Purchase Agreement, we have agreed to specific restrictions relating to the conduct of our business and other actions that we are expressly not permitted to take.

The Asset Purchase Agreement also contains customary provisions regarding (i) our indemnification of Qoo10 and certain of their affiliates with respect to liabilities retained by us and any material breach by us of any of our post-closing covenants or agreements in the Asset Purchase Agreement and (ii) Qoo10’s indemnification of us and certain of our affiliates with respect to liabilities assumed by Qoo10 and any material breach by Qoo10 of any of its post-closing covenants or agreements. In addition, we and Qoo10 have agreed to use our reasonable best efforts to consummate the Asset Sale and other transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement also contains a guaranty by the Parent to satisfy Qoo10’s performance of its obligations under the Asset Purchase Agreement, including payment of the Cash Consideration.

Additionally, pursuant to the Asset Purchase Agreement, we have agreed, subject to certain exceptions with respect to unsolicited bids, not to directly or indirectly solicit competing proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited competing proposals. We have also agreed to cease all existing discussions with third parties regarding any competing proposals.

However, our Board of Directors may, subject to certain conditions, change its recommendation in favor of approving the Asset Purchase Agreement in response to a bona fide written competing proposal that was not solicited in breach of the non-solicit provisions set forth in the Asset Purchase Agreement, if our Board of Directors determines in good faith, after consulting with our financial advisors and outside legal counsel, that the competing proposal is a superior proposal and determines in good faith, after consulting with our outside legal counsel, that the failure to effect such a change in recommendation in response to such superior proposal would be inconsistent with its fiduciary duties to our stockholders under applicable law. Our Board of Directors may also terminate the Asset Purchase Agreement in order to enter into a definitive written agreement providing for a superior proposal, but only if (i) the receipt of the superior proposal did not result from a breach of the non-solicit provisions set forth in the Asset Purchase Agreement, (ii) we complied with obligations set forth in the Asset Purchase Agreement with respect to the superior proposal, (iii) we, concurrently with termination, cause to be paid the $5.2 million termination fee described below and (iv) our Board of Directors (or any committee thereof) has authorized us to enter into, and we concurrently enter into, a definitive written agreement providing for the superior proposal.

Our Board of Directors also may, subject to certain conditions, change its recommendation in favor of approving the Asset Purchase Agreement (but may not terminate the Asset Purchase Agreement) in response to certain “intervening events” if it determines in good faith, after consulting with our financial advisor and outside legal counsel, that an intervening event has occurred and that, after consulting with our outside legal counsel, the failure to effect such change in recommendation in response to such an intervening event would be inconsistent with its fiduciary duties to our stockholders under applicable law.

Our Board of Directors has approved the Asset Purchase Agreement, the Asset Sale and the other transactions contemplated by the Asset Purchase Agreement. The Asset Purchase Agreement, the Asset Sale and other transactions contemplated by the Asset Purchase Agreement must also be approved by the holders of a majority of the outstanding shares of our Class A common stock entitled to vote thereon. In addition to the receipt of the approval of our stockholders, each party’s obligation to consummate the Asset Sale is conditioned upon certain other customary closing conditions, including the accuracy of each other party’s representations and warranties as of the closing, subject, in certain instances, to certain materiality and other thresholds, the performance by each other party of its obligations and covenants under the Asset Purchase Agreement in all material respects, the delivery of certain documentation by each other party, and the absence of any injunction or other legal prohibitions preventing consummation of the Asset Sale.

If the closing has not occurred by June 30, 2024, we are unable to obtain the approval of our stockholders as discussed above or there shall be in place any injunction or other legal prohibitions preventing consummation of the Asset Sale, either we or Qoo10 may terminate the Asset Purchase Agreement. The Asset Purchase Agreement contains certain additional termination rights for both Qoo10 and us, and further provides that, upon termination of the Asset Purchase Agreement under specified circumstances, we will be required to pay Qoo10 a termination fee of $5.2 million. Those circumstances include, among others, (i) our Board of Directors changing its recommendation in favor of the Asset Sale or approving or recommending a competing proposal, (ii) our entering into a definitive agreement with respect to a superior proposal, (iii) our failure to obtain stockholder approval of the Asset Sale, or (iv) a breach by us of any of our representations, warranties, covenants or agreements under the Asset Purchase Agreement that would result in the failure of a closing condition and that is not cured within a specified period, coupled with our entering into a definitive agreement with respect to a superior proposal that was announced or disclosed after the date of the Asset Purchase Agreement. In addition to the termination fee described above, each party remains liable to the other for any additional damages if such party commits an intentional and material breach of a covenant, agreement or obligation under the Asset Purchase Agreement.

The above is a summary of the material terms of the Asset Purchase Agreement and is qualified in its entirety by the terms and conditions of the Asset Purchase Agreement, which is incorporated by reference as Exhibit 2.1 to this Annual Report on Form 10-K.

Also on February 10, 2024, Qoo10 entered into separate Voting and Support Agreements (the “Voting Agreements”) with funds managed by GGV Capital, General Atlantic and Altai Capital, each of our directors and our CEO, COO/CFO, and General Counsel (collectively, the “Supporting Stockholders”). Collectively, the Supporting Stockholders beneficially own approximately 6.78% of the voting power of the outstanding Class A common stock as of February 10, 2024. Each Supporting Stockholder entered into the Voting Agreement solely in his, her or its capacity as a stockholder of ours, and the Voting Agreements do not restrict the actions of any director or officer of the Company in his or her capacity as a director or officer of ours.

Each Supporting Stockholder’s Voting Agreement generally requires that such Supporting Stockholder vote or cause to be voted all shares of Class A common stock owned by such Supporting Stockholder in favor of any proposal to adopt the Asset Purchase Agreement and against alternative transactions. Subject to certain exceptions, the Voting Agreements also contain prohibitions applicable to the Supporting Stockholders that are consistent with the non-solicitation provisions of the Asset Purchase Agreement.

In addition, until the termination of each Supporting Stockholder’s Voting Agreement, that Voting Agreement restricts that Supporting Stockholder from selling shares of Class A common stock and other equity securities of ours owned by that Supporting Stockholder.

Generally, each Voting Agreement will terminate upon the earlier to occur of (a) the consummation of the Asset Sale and (b) the termination of the Asset Purchase Agreement pursuant to and in compliance with its terms.

Also on February 10, 2024, in light of the significance of the NOLs to us following the completion of the Asset Sale, our Board of Directors adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) in order to protect against a possible limitation on our ability to use our NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. See Item 8, “Financial Statements and Supplementary Data, Note 13. Subsequent Events” for further information on the Tax Benefits Preservation Plan.

If the Asset Sale closes, Wish will exit the operation of its e-commerce business and other historical operations. However, Wish does not intend to liquidate following the closing of the Asset Sale. Our Board of Directors will evaluate alternatives for the Post-Closing Cash remaining in the Company after the Asset Sale. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets that will potentially allow the Company to utilize the NOLs and certain other tax attributes, which will be retained by Wish. Wish expects to complete the transaction in the second quarter of 2024, subject to the approval of its stockholders and other customary closing conditions.

See Item 1A, "Risk Factors—Risks Related to the Asset Sale," for further discussion of risks related to the Asset Sale.

The Wish Platform

Our global ecommerce platform connects millions of MAUs in over 60 countries to thousands of active global merchants. We define MAUs as the number of unique users that visited the Wish platform, either on our mobile app, mobile web, or on a desktop, during the month. An active user is identified by a unique email-address; a single person can have multiple user accounts via multiple email addresses. We determine our number of active global merchants by counting the total number of merchants who have sold at least one order on the Wish platform, either on our mobile app, mobile web, or on a desktop, during the preceding 12 months.

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

Value Proposition to Wish Users

We have democratized ecommerce by making it:

•
Affordable. Price is the single most important determinant when making a purchase for a substantial portion of the global population, and we aim to serve the affordability needs of these value-conscious consumers. The merchants on our platform offer primarily unbranded products that can be deeply discounted as compared to branded alternatives across several categories. Our Wish Standards program, which measures the performance of merchants in areas that matter to consumers the most, promotes higher quality merchants and products on our platform. This allows us to offer a vast selection of high-quality items at competitive prices, a value proposition that attracts our millions of MAUs to our platform.
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

Data Science

Our machine learning and data science capabilities drive all aspects of our business. Our data advantage comes from our rich and growing data set of historical and recent user and merchant behaviors and transactions, and deep understanding of our millions of MAUs and thousands of active global merchants. All of this feeds into a proprietary data science algorithm that we continuously optimize for more intelligent insights and decision making.

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

Sales and Marketing

Our sales and marketing capabilities represent a core competency that is essential to the success of the Wish platform. We are focused on continuing to acquire and retain users and build brand awareness efficiently. Our advertising costs to acquire users constituted 73% of our sales and marketing expenses, and sales and marketing expenses constituted 37% of our operating expenses, in 2023. We have extensive experience in cost-effective, data-driven digital marketing and user acquisition. We also design innovative marketing programs that help increase brand awareness by targeting people who we believe have a higher propensity to engage with our platform and buy from our merchants. We continue to partner with various social-media platforms to ensure we gain exposure with broader audiences.

As discussed below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our MAUs and last-twelve-months active buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures to focus our resources on other strategic initiatives that we believe will improve the user experience and increase retention, including (i) investing in our search experience on the platform, (ii) exploring experiences to make it easier for users to continue exploring products and adding to shopping carts, including through the use of video, (iii) optimizing the incentives, deals, and coupons available to our users to boost conversion, and (iv) introducing new growth channels and improving existing unpaid channels like notifications and emails. We believe our continued strategy to improve users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth.

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

As a company, we invest substantial resources in research and development to drive core technology innovation and bring new products to market. As of December 31, 2023, approximately 60% of our total headcount was involved in research and development and related activities.

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

As of December 31, 2023, we had a total of 452 full-time employees worldwide, of which 195 are located in the U.S. Our team includes employees in 10 countries, spread across 4 continents, reflecting various cultures, backgrounds and ethnicities. We also engage temporary employees and consultants as needed to support our operations.

In 2023, we reduced our workforce by approximately 400 employees. The reductions in workforce were intended to refocus our operations to support our ongoing business prioritization efforts, better align resources, and improve operational efficiencies. See the sections titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reductions in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Reductions in Workforce”, for further discussion of our reductions in workforce.

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

Wish is committed to organizational diversity in all areas of our workforce and will continue to pursue meaningful diversity, equity, and inclusion initiatives. As of December 31, 2023, our employee base was 59% male and 41% female, and our Board of Directors was 70% male and 30% female.

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

Flexibility and Decentralization

In 2022, we made a decision to shift towards a primarily remote working environment in which most employees had the option to work from home even after we reopened our offices.

In 2023, we rolled out a more formalized 'return to office protocol' for our workforce located in China, San Francisco and San Jose Metropolitan areas, and Canada that provided hybrid work processes for many of our employees, while providing remote work in other parts of the United States and the rest of the world.

In 2024, we expect to continue to closely analyze internal hybrid work processes and the external best practices for return to office processes that will help us to design a flexible work environment while creating efficient in-person interactions.

We believe the above working policy will unlock further opportunities to source, connect, hire, and retain talent in more locations while also enabling us to cultivate a vibrant, collaborative office environment at our China, Bay Area, and Canada locations.

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

Our success depends on our ability to attract new users and engage existing users in a cost-effective manner. In order to acquire and engage users, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, such as our relationship with social influencers, and mobile “push” notifications, text messaging, and email. For the years ended December 31, 2023 and 2022, we spent $143 million and $254 million on sales and marketing, representing 50% and 45% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to comprise a substantial majority of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Meta and Google, which may terminate their agreements with us anytime. Our investments in sales and marketing may not effectively reach potential users, potential users may decide not to buy through us, or user spend on our platform may not yield the intended return on investment, any of which could negatively affect our financial results.

In addition, during the first half of 2022 we continued to face headwinds from the rise in digital advertising costs which has among other things impacted new customer acquisition and conversion. In response to rising digital advertising costs, which contributed to lower marketing efficiency, we decided to significantly reduce our digital advertising expenditures as we focused our resources on other strategic initiatives. As discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Performance Metrics,” our monthly active users and last-twelve-months Active Buyers were negatively impacted by our decision to significantly reduce our digital advertising expenditures. In response to these headwinds, we commenced a number of initiatives that we believe will improve the user experience and increase retention, including (i) investing in our search experience on the platform, (ii) exploring experiences to make it easier for users to continue exploring products and adding to shopping carts, including through the use of video, (iii) optimizing the incentives, deals, and coupons available to our users to boost conversion, and (iv) introducing new growth channels and improving existing unpaid channels like notifications and emails. We believe our continued strategy to improve users’ experience in our marketplace and provide a more differentiated and engaging user experience will position us for long-term sustainable growth, but there can be no assurance that our initiatives will be successful.

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

In addition, we may be subject to unfavorable publicity that would create a public perception that non-authentic, counterfeit, dangerous, illegal, or defective goods are sold on our platform, or that our policies and practices are insufficient to deter or respond to such conduct. Even if these claims are factually incorrect or based on isolated incidents, it could damage our reputation, diminish the value of our brand, draw governmental or regulatory scrutiny or action, undermine our trust and credibility, or have a negative impact on our ability to attract new users, or discourage our existing users from continuing to transact on our platform. We may also be subject to negative media regarding our privacy or cybersecurity practices, terms of service, product quality, litigation or regulatory activity, the sale of illicit or dangerous goods, other unauthorized actions by merchants on our platform, or the actions of other companies that provide similar services to ours, which may adversely affect our reputation, business, and financial results.

If we lose the services of members of our senior management team or key employees, we may not be able to execute our business strategy.

Competition for talent in our industry and the technology industry has become increasingly intense as the current labor market to build, retain, and replace highly skilled personnel has become highly competitive. We rely on the continued service of our senior management team, key employees, and other highly skilled personnel. The failure to properly manage succession plans, develop leadership talent, and/or replace the loss of services of senior management or other key employees, could significantly delay or prevent the achievement of our objectives. From time to time, there have been and may continue be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have long-term employment agreements with any of our key personnel, and do not maintain any “key person” life insurance policies. The loss of the services of one or more of our senior management or other key employees for any reason could adversely affect our business, financial condition, and results of operations, and require significant amounts of time, training and resources to find suitable replacements and integrate them within our business and could affect our corporate culture. Further, in connection with the announcement of our restructuring plan in February 2022 and a reductions in workforce announced in January 2023 and August 2023, we may find it even more difficult to recruit and retain highly skilled personnel, which could harm our business. See the sections titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reductions in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Reductions in Workforce and Note 13. Subsequent Events”, for further discussion of our restructuring and turnaround initiatives.

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

Since our inception in 2010, we have incurred net losses each year. We incurred net losses of $317 million and $384 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $3.2 billion. We may not achieve or maintain profitability in the future. Our operating expenses may continue to increase in the future as we increase our efforts to expand our user base, continue to invest in the research and development of our technologies and service offerings and continue to operate as a public company. These efforts may be more costly than we expect and we may not be able to increase our revenue to offset our operating expenses. Our revenue growth slowed for the year ended December 31, 2023 and may slow again, or our revenue may decline for a number of other possible reasons, including increased competition, a decrease in the growth or reduction in size of our overall market, or if we fail for any reason to capitalize on growth opportunities.

Our company is evolving, and we are in the process of executing on new business strategies and restructuring efforts; if we fail to successfully execute on these strategies, our business, financial condition, and operating results could be harmed.

Our business is undergoing significant changes and our business strategy is constantly evolving. Our success depends on our ability to adapt our business model to changing market conditions and consumer spending habits. For example, we made a number of strategic decisions in an effort to improve our business operations and our marketplace offerings in response to the headwinds of reduced retention and new buyer conversion and a rise in digital advertising costs and have effected reductions in force to align our work force with strategic decisions we have made. Nevertheless, certain elements of this shift in strategy, or any future changes to our strategy that we may make could be disruptive to our business and our employees if we do not manage the changes properly. Furthermore, continuing changes in macroeconomic trends and shifting consumer priorities may hamper and delay our efforts by, for example, making our assumptions regarding our strategies incorrect or subject to change or causing our strategies to not have the effect and outcomes that we anticipate. The slowing of consumer discretionary spending due to macroeconomic factors could also impede our turnaround efforts.

We may not successfully execute or achieve the expected benefits of our restructuring and turnaround initiatives, which could adversely affect our business.

We recently commenced executing on a turnaround and restructuring strategy which focuses on narrowing our business focus, reducing our headcount and outside spend, reviewing our real estate footprint, and a number of other cost saving measures. These restructuring initiatives were intended to focus the business on operational efficiency and right-sizing our expenses. Although we believe these initiatives address the needs of our business and its long-term objectives, our strategy is based on certain assumptions and forecasts, which are subject to change and risks and uncertainties, including whether we have accurately identified the issues, whether we targeted the appropriate cost saving measures, and whether our right-sizing efforts are executed at the appropriate scale and scope. Consequently, the implementation of these restructuring initiatives may not be successful in yielding the intended results. Moreover, implementation of these initiatives may be costly and disruptive to our business, with the intended impact falling short or resulting in an overcorrection. Our cost cutting initiatives, including our RIFs conducted in 2023 may negatively affect employee morale, which has resulted and could continue to result in personnel losses beyond our workforce reductions, diminished productivity, loss of institutional knowledge, and difficulty attracting highly skilled employees. The intended results of our turnaround effort may also be impacted by negative publicity about the Company and/or our restructuring initiatives, resulting in reputational harm, diminished investor confidence, and consumer backlash. These new initiatives have and may continue to require a significant amount of executive management’s time and focus, which may divert attention from other areas of our business. See the sections titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reductions in Workforce” and Item 8, “Financial Statements and Supplementary Data, Note 12. Reductions in Workforce and Note 13. Subsequent Events”, for further discussion of our restructuring and turnaround initiatives. Additionally, there can be no assurance that our restructuring and turnaround initiatives will be successful or that our business will generate sufficient cash flow from operations as a result of such initiatives or that we will be able to draw funds from other sources of financing in an amount sufficient to fund our liquidity needs. If cash flows and capital resources are insufficient to operate our business, we would face substantial liquidity problems and may be forced to sell assets, seek additional capital or seek bankruptcy protection. If the Asset Sale is not completed within the intended timeframe or at all, these liquidity risks may be enhanced and, even if the Asset Sale is completed, we will no longer have an operating business and our liquidity will depend, in part, on our ability to acquire suitable revenue-generating assets using the net proceeds from the Asset Sale. If we are not able to identify and acquire additional revenue-generating assets or businesses to effectively utilize our NOLs after the Asset Sale, we may voluntarily dissolve. In that case, there is no assurance that we will have sufficient cash on hand to distribute to stockholders or any additional assets to sell or liquidate and you may be at risk for a loss of all or substantially all of your investment.

Our recent reductions in force may not achieve the anticipated cost savings, and any savings may be offset by increased costs in other areas due to the disruption of our business.

In 2023, we conducted reductions in force affecting approximately one half of our then global workforce in order to reduce operating costs and consolidate functions. These reductions in force reflect ongoing efforts focused on realigning our organizational structure, eliminating redundancies, and reducing operating costs. However, we may not realize, in full or in part, the anticipated savings due to unanticipated events and/or unexpected costs.

These reductions in force have resulted in and may continue to result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale and productivity among our remaining employees, inability to maintain an effective system of internal controls, and the risk that we may not achieve the anticipated benefits. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Moreover, reductions in force may also result in increased costs due to associated legal risks, and could distract management and remaining employees.

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

Our future performance depends on our employees, including key engineering and product development personnel. Due to competition for key personnel within our industry, we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the internet and high-technology industries, job candidates and current employees often consider the value of the equity awards they would receive in connection with their employment or continued employment and fluctuations in and negative pressure on our stock price may make it more difficult to attract, retain, and motivate employees. Our recent reductions in workforce and the proposed Asset Sale may make it more difficult for us to recruit and retain employees.

Our forecasts of market opportunity and market growth may prove to be inaccurate, and, even if these forecasts materialize, we cannot assure you our business will grow at similar rates, if at all.

Estimates of market opportunity and forecasts of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Any estimates of the size of the markets that we may be able to address and any forecasts relating to the expected growth in ecommerce and other markets are subject to many assumptions and may prove to be inaccurate. These markets may not grow at the rates that we forecast. We may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, any estimates of market opportunity and forecasts of market growth, including any in this report, should not be taken as indicative of our future growth.

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

We may become involved in litigation matters, including class action lawsuits, relating to intellectual property, product liability, and consumer practices, whether for our own services or products offered by merchants, as well as other commercial disputes. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

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

In April 2023, the plaintiffs filed an amended complaint and assert only claims made under Sections 11 and 15 of the Securities Act. The Court dismissed this complaint in December 2023 with leave to amend. The plaintiffs have until February 2024 to do so. In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO Case. We may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business.

From time to time, we are subject to investigations, demands, litigation and other proceedings involving consumer protection, product safety, and data protection authorities or other regulatory agencies, including, in particular, in Denmark, France, Hungary, Italy, the Netherlands, and the United States. These proceedings can result, and in one case in 2023 in France resulted, in civil and/or criminal penalties, large fines, other penalties, and/or remediation efforts and/or injunctive relief that could limit or restrict our ability to do business either in a given jurisdiction within a product class. Implementing these requests or defending against any associated fines could prove expensive and time consuming and negatively affect our results of operations and financial condition. While we may dispute the charges or cases, novel interpretations of the law or enforcement efforts could subject us to litigation and/or time consuming and costly remediation measures or otherwise impair business operations in a jurisdiction.

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

As described in Item 9A, "Controls and Procedures", we will continue our initiatives to implement measures designed to ensure that remaining control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

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

In addition, laws related to money transmission and online payments are evolving, and changes in such laws could affect our ability to provide payment processing on our platform in the same form and on the same terms as we have historically, or at all. As we evolve our business or make changes to our business structure, we may be subject to additional laws or requirements related to money transmission, lending, online payments and financial regulation. These laws govern, among other things, money transmission, prepaid access instruments, lending, electronic funds transfers, anti-money laundering, combating the financing of terrorism, banking, systematic integrity risk assessments, cybersecurity of payment processes, sanctions and import and export restrictions. Our business operations may not always comply with these financial laws and regulations. Historical or future non-compliance with these laws or regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Costs associated with fines and enforcement actions, as well as reputational harm, changes in compliance requirements or limits on our ability to expand our product offerings, could harm our business.

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

There are inherent risks in doing business internationally, including:

•
There are inherent risks in doing business internationally, including: expenses associated with localizing our products and services and user data, including offering our users and merchants the ability to transact business in the local currency and language, and adapting our platform to local preferences;
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

Cybersecurity incidents or breaches of our security measures or those of our third-party service providers could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of our data, including user information, personally identifiable information, or other confidential or proprietary information of ours or of third parties; viruses, worms, spyware, or other malware being served from our websites, networks, or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. Further, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Social engineering, phishing, malware, and similar attacks and threats of denial-of-service attacks could have a material adverse effect on our operations. Additionally, from time to time, our merchants’ and users’ accounts have been subject to unauthorized access by third parties, including through illicit purchase of usernames and passwords by bad actors. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a user or merchant password could access the user or merchant’s transaction data or personal information, resulting in the perception that our systems are insecure.

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

Significant judgment and expertise are required to evaluate applicable tax obligations. As a result, amounts recognized may be subject to adjustments by the relevant tax authorities. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to the businesses of our merchants. One or more states, the federal government or other countries may seek to impose additional reporting, recordkeeping or indirect tax collection obligations on businesses like ours that facilitate ecommerce.

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

We are subject to income taxes and various other taxes in both the U.S. and in many international jurisdictions. We record these taxes based on current tax payment calculations and estimates of tax liabilities, which may include estimates of probable settlements of tax audits. The determination of these liabilities requires estimation and significant judgment and the ultimate determination is uncertain. At any time, multiple tax years could be subject to audit by various taxing jurisdictions. As a result, we could be subject to higher than anticipated tax liabilities as ongoing variability in our quarterly tax rates related to potential audits and exposures are re-evaluated. While we have estimated accruals that we believe are reasonable to cover potential exposures, the reserves may ultimately not be sufficient and additional cash outflows may result. Fluctuations in our tax obligations could adversely affect our business.

We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect the value of our Class A common stock.

As of December 31, 2023, we had federal NOLs available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.9 billion that have an unlimited carryover period. As of December 31, 2023, we had state NOLs available to reduce future taxable income, if any, of $7.0 billion that begin to expire in 2026 and continue to expire through 2043 and $2.0 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2021, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, the utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that have occurred or could occur in the future. While we believe that our NOLs are currently not subject to limitation under these rules and have entered into a Tax Benefits Preservation Plan designed to preserve and protect our NOLs, there is no guarantee that we have not undergone an ownership change in the past or that such plan will prevent us from experiencing an ownership change in the future and, therefore, having a limitation on our ability to use our NOLs. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2022. As a result, even if we acquire income producing assts and attain profitability in the future, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows and the value of our Class A common stock.

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

Risks Related to the Asset Sale

We will be subject to business uncertainties while the Asset Sale is pending, which could adversely affect our business.

On February 10, 2024, we entered into the Asset Purchase Agreement. See Part I, Item 1. “Business—Asset Purchase Agreement with Qoo10” for further discussion of the Asset Purchase Agreement. The Asset Purchase Agreement generally requires us to operate our business in the ordinary course in substantially the same manner as previously conducted pending consummation of the Asset Sale and restricts us, without Qoo10’s consent, from taking certain specified actions until the Asset Sale is completed, including incurring indebtedness and making capital expenditures subject to certain specified exceptions. These restrictions may affect our ability to execute our business and goals, and prevent us from pursuing attractive business opportunities.

The Asset Sale could also disrupt our business or business relationships. Parties with which we have business relationships may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with which we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

In addition, customers who would otherwise use our platform may choose not to use our platform during the pendency of the Asset Sale.

The pursuit of the Asset Sale will also continue to place a significant burden on management and other internal resources. It may also divert management’s time and attention from the day-to-day operation of our business and the execution of our other strategic initiatives. In addition, during the pendency of the Asset Sale, we may be unable to attract and retain key personnel.

In addition, we have incurred and will continue to incur significant costs for professional services and other transaction costs in connection with the Asset Sale, and many of these costs are payable regardless of whether or not the Asset Sale is consummated. We may also incur material tax costs in connection with the Asset Sale, including U.S. federal, state, local or non-U.S. income or non-income taxes. Furthermore, the Cash Consideration is subject to adjustment. See

Part I, Item 1. “Business—Asset Purchase Agreement with Qoo10” for further discussion of the Cash Consideration and its calculation. If our business performance suffers or we incur increased expenses, the amount of Post-Closing Cash we have immediately following the closing of the Asset Sale may decrease pursuant to the adjustment provisions in the Asset Purchase Agreement, and the amount of Post-Closing Cash could decrease materially as a result of these adjustments, particularly if the closing is delayed beyond May 31, 2024.

Any of the foregoing could adversely affect our business, results of operations, cash flows and financial condition, and the trading price of our Class A common stock.

The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.

The Asset Purchase Agreement contains non-solicitation provisions that make it substantially more difficult for us to sell our assets or engage in another type of acquisition transaction with a party other than Qoo10. Specifically, we agreed, subject to certain exceptions with respect to unsolicited bids and the exercise of fiduciary duties by our Board of Directors, not to directly or indirectly solicit competing proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited competing proposals. We also agreed to cease all existing discussions with third parties regarding any competing proposals.

These non-solicitation provisions, among others contained in the Asset Purchase Agreement, could discourage a third party that might have an interest in acquiring all of or substantially all of our assets or our Class A common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Qoo10.

The Asset Sale may not be completed within the intended timeframe, or at all, and the failure to complete the Asset Sale would likely adversely affect our business, results of operations, financial condition, and the trading price of our Class A common stock.

The Asset Purchase Agreement contains a number of conditions that must be satisfied or waived prior to its completion, including the approval of the Asset Purchase Agreement, the Asset Sale and the transactions contemplated by the Asset Purchase Agreement by the holders of a majority of the outstanding shares of our Class A common stock entitled to vote thereon. The Voting Agreements with the Supporting Stockholders, which collectively beneficially owned approximately 6.78% of the voting power of the outstanding Class A common stock as of February 10, 2024, require that such Supporting Stockholders vote or cause to be voted all shares of Class A common stock owned by such Supporting Stockholders in favor of any proposal to approve the Asset Purchase Agreement and against any competing proposals. Subject to certain exceptions, the Voting Agreements also contain prohibitions applicable to the Supporting Stockholders that are consistent with the non-solicitation provisions of the Asset Purchase Agreement. Notwithstanding the Voting Agreements, there can be no assurance that we will be able to obtain stockholder approval of the Asset Sale.

The closing conditions to the Asset Sale may not be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), the Asset Sale may not be completed in a timely manner or at all.

If the Asset Sale is not completed within the intended timeframe or at all, we may be subject to a number of material risks. In such instances, the trading price of our Class A common stock would likely decline to the extent that current market prices reflect a market assumption that the Asset Sale will be completed. We may also experience negative reactions from our investors, merchants, users, business partners, vendors and employees.

Upon termination of the Asset Purchase Agreement under specified circumstances, including, among others, if our Board of Directors changes its recommendation in favor of the Asset Sale or approves or recommends a competing proposal, or we fail to obtain the required stockholder approval of the Asset Sale, we would be required to make a payment to Qoo10 of $5.2 million.

Our stockholders may not receive any of the proceeds of the Asset Sale.

We, and not our stockholders, will receive the proceeds from the Asset Sale. If the Asset Sale closes, we will exit the operation of our e-commerce business and other historical operations. However, we do not intend to liquidate following the closing of the Asset Sale. Our Board of Directors will evaluate alternatives for the use of the Post-Closing Cash. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets that will potentially allow us to utilize our NOLs and certain other tax attributes, which will be retained by us, as discussed elsewhere in this Annual Report on Form 10-K.

Although the alternatives under evaluation by our Board of Directors for the use of the proceeds from the Asset Sale include funding, at least in part, the acquisition of assets that will potentially allow us to utilize our NOLs and certain other tax attributes, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. If we are not able to acquire suitable assets, the value of our remaining tax attributes will be limited and may be worthless.

Stockholder litigation could prevent or delay the closing of the Asset Sale or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any stockholder litigation relating to the Asset Sale. Such litigation may adversely affect our ability to complete the Asset Sale. We could incur significant costs in connection with any such litigation, including costs associated with our indemnification obligations to our directors.

Risks Related to Our Future Operations

We will have no material operations and no material sources of revenue following the Asset Sale, which may negatively impact the value and liquidity of our Class A common stock.

Upon the closing of the Asset Sale, we will have our NOLs and the Post-Closing Cash, and our shares of Class A common stock will still be publicly traded. However, until we deploy the Post-Closing Cash and/or otherwise monetize our NOLs, we will have no material sources of revenue. Although the alternatives under evaluation by our Board of Directors for the use of the Post-Closing Cash include funding, at least in part, the acquisition of assets that will potentially allow us to utilize our NOLs and certain other tax attributes, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. If we are not able to acquire suitable assets, the value of our remaining tax attributes will be limited and may be worthless. A failure by us to secure additional sources of revenue following the closing of the Asset Sale could negatively impact the value and liquidity of our Class A common stock.

The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our Class A common stock.

Assuming the Asset Sale is consummated, we will have broad discretion regarding the use of proceeds from the Asset Sale. Although our Board of Directors will evaluate various alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize the value of our NOLs, it has not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our Class A common stock.

We will continue to incur the expense of complying with public company reporting requirements following the closing of the Asset Sale.

After the Asset Sale, we will continue to be required to comply with the applicable reporting requirements of the Exchange Act, and such compliance with such reporting requirements is economically burdensome and will require our management’s time and attention.

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

Our Tax Benefits Preservation Plan may reduce the volume of trading in our Class A common stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding Class A common stock.

Our Tax Benefits Preservation Plan is designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382 of the Code. The inability of some stockholders to acquire a significant position in our Class A common stock could substantially reduce the market liquidity of our Class A common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our Class A common stock.

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
•
continued impact from public health crises such as COVID-19, including the effects of phasing out of governmental measures, decreased online activity, and phasing out of government stimulus programs;
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

Natural disasters or other catastrophic events, which may become more frequent, may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In the event of a major earthquake, hurricane or catastrophic event such as fire, power loss, telecommunications failure, cyberattack, war, or terrorist attack, pandemic or epidemic, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions breaches of data security and loss of critical data, all of which could harm our business, results of operations, and financial condition.

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

As of June 30, 2023, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports.

We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million.

To the extent we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our ordinary shares less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a data-driven company, we may be a potential target for cyberattacks and may be exposed to a number of cybersecurity risks in the normal course of operations. Our success as a business may depend upon our ability to address these risks, and to keep our platform and internal systems secure for the benefit of our merchants, users, business partners, employees, and other stakeholders.

In order to protect our customers’ data - and any other data we manage or handle - we have adopted a number of safeguards and security measures. For example, we have implemented firewalls, endpoint protection, detection and response solutions, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, software static analysis, dynamic analysis, third- party independent penetration testing, independent third- party control audits, a public bug bounty program. In addition, we have developed and maintained a robust Incident Response Plan (“IRP”), which is designed to equip our employees and managers with the necessary tools to detect, respond to, and ultimately prevent cybersecurity incidents affecting the platform.

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

Our cybersecurity risk management program and our IRP is led by our Director of Security, who is supported by a multi-tier incident response team comprised of security, technical, and legal experts across our business who are responsible for coordinating and managing data security efforts, including incident response. This cross-functional team of specialists operates under the supervision of our executive management team with oversight from the Audit Committee of our Board of Directors and holds briefings to ensure the executive group is attuned to matters of data security impacting us. Our Director of Security has 14 years of experience working in the IT, infrastructure, and security domains. Before that, he worked for 6 years at Microsoft and 4 years at Garmin in similar roles.

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

Risk Management and Strategy

Assessing and Responding to Cyber Threats and Cyber Incidents

Our IRP sets forth the company’s process for assessing cyber threats. The IRP serves as the incident response plan for Higher-Risk Security Incidents affecting Wish Information Systems and Wish Data, and it applies to all Wish personnel, including employees, contractors, consultants, and any other individuals acting for or on behalf of the Company of its subsidiaries or affiliated entities anywhere in the world. Lower-Risk Security Incidents are managed by the IT/Engineering Teams under their internal processes. The IRP assesses and responds to cyber threats by the following, to the extent applicable, (1) review from the initial assessment team, (2) escalation to a core incident response team, (3) involvement of the extended incident response team, (4) initial containment and preservation, (5) investigation, (6) breach notification, (7) remediation and resumption, and (8) post-mortem assessment.

Evaluation

As part of our IRP, we conduct regular testing to ensure that the IRP is functional and effective. Tests may include tabletop exercises, full simulations, verbal walkthroughs with relevant stakeholders, or responses to actual Security Incidents.

We also engage third-party services to conduct evaluations of our security controls, including the IRP, whether through penetration testing, independent cybersecurity audits or consulting on best practices to address new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls.

Proactively Managing Privacy Risks

We also take several measures to proactively manage privacy risks. As part of our commercial contract review process, we require every third-party vendor (“vendor”) engaged by the company to go through a separate privacy review. The privacy review includes, evaluating the personal data processed by the company and/or vendor, assessing the potential risks to such personal and applicable data subjects and identifying the specific measures that must be implemented to mitigate against such risks. One of these measures is to require vendors to agree to our standard Data Security and Privacy Addendum (“DPSA”), which was prepared with the assistance of outside consultants or revising the vendor’s proposed Data Protection Agreement (“DPA”) to provide the same protections as our DSPA. Wish’s DSPA contains privacy preserving language and security controls to protect the Company in the event of a Security Incident.

Additionally, we’ve also appointed a Data Protection Officer (“DPO”) who advises and monitors data protection functions at the Company. Our DPO has 15 years of experience working in cybersecurity, IT, governance, risk management, regulatory compliance, and data protection and privacy program design and implementation. Our DPO previously served as the DPO for several large companies, including ecommerce, life sciences, ESG, and legal services businesses. Our DPO is also a Certified Information Systems Security Professional.

Board and Management Oversight

The Company’s management is involved in assessing Security Incidents to the extent discussed in the IRP above. The Board and Audit Committee are notified and updated on any Security Incidents on a regular basis. The Board actively oversees our enterprise risk management, including cybersecurity risks. Our cybersecurity policies and procedures are integrated into our overall risk assessment program. Additionally, the Audit Committee is responsible for overseeing our cybersecurity risk management and strategy and regularly meets with the CTO about the Company’s ongoing compliance and risk management and reports to the Board regularly.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us.

For further discussion of risks related to data protection, cybersecurity, and intellectual property, please see Item 1A, “Risk Factors”.

Item 2. Properties.

Our corporate headquarters consists of approximately 69,000 square feet in San Francisco, California under leases that expire in 2025, with approximately 34,000 square feet being subleased to other organizations. We also lease offices in Canada and China.

As part of the restructuring plan approved in February 2022, we are continuing to evaluate options to decrease our real estate footprint, which include subleasing and/or terminating additional offices leases located in San Francisco. See the section titled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Reductions in Workforce” and Item 8, "Financial Statements and Supplementary Data, Note 12. Reductions in Workforce" for further discussion of our reductions in workforce.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Contingencies and Proceedings” within Item 8, "Financial Statements and Supplementary Data, Note 7. Commitments and Contingencies", in Part II of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Class A Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “WISH”.

Holders of Record

As of December 31, 2023, we had 43 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

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

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our business). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the special note regarding forward-looking statements, consolidated financial statements and the related notes included in this report. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Results for the Year Ended December 31, 2023

•
Total revenue was $287 million.
•
Total costs of revenue and operating expenses were $615 million, including stock-based compensation expense of $64 million.
•
Loss from operations was $328 million.
•
Net loss was $317 million.
•
Cash and cash equivalents and marketable securities were $382 million.

As of December 31, 2023, we had an accumulated deficit of $3.2 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to brand development, expansion of market share, and continued development of our mobile shopping marketplace infrastructure.

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

Reductions in Workforce

In February 2022, our Board of Directors approved the February 2022 Restructuring Plan (“2022 Restructuring Plan”) to refocus our operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The 2022 Restructuring Plan included i) the reduction of our headcount by approximately 15% (or approximately 190 positions), ii) the exit from various office leases, and iii) the reduction and realignment of vendor expenditures. In connection with the 2022 Restructuring Plan, we incurred charges of approximately $3 million in severance and other personnel reduction costs for terminated employees and $11 million in impairments of leased assets and property and equipment. All related severance payments were paid as of December 31, 2022.

In January 2023 and August 2023, we conducted workforce reductions of approximately 400 employees, representing approximately one half of our then global workforce (“2023 RIFs”). In connection with the 2023 RIFs, we incurred charges of approximately $13 million in severance and other personnel reductions costs for terminated employees. The 2023 RIFs were intended to refocus our operations to support our ongoing business prioritization efforts, better align resources, and improve operational efficiencies. Substantially all related severance payments were paid as of December 31, 2023.

Asset Purchase Agreement with Qoo10

On February 10, 2024, we entered into the Asset Purchase Agreement with Qoo10 pursuant to which we have agreed to sell substantially all of our assets to Qoo10, other than (i) our NOLs and certain other tax attributes, (ii) our marketable securities held in a specified wealth management account and (iii) our cash and cash equivalents held in that wealth management account. As consideration for the Asset Sale, Qoo10 has agreed to pay to Wish the Cash Consideration and assume substantially all of our liabilities as specified in the Asset Purchase Agreement. If the Asset Sale closes, Wish will exit the operation of its e-commerce business and other historical operations. However, Wish does not intend to liquidate following the closing of the Asset Sale. Our Board of Directors will evaluate alternatives for the use of the Post-Closing Cash). Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets that will potentially allow the Company to utilize the NOLs and certain other tax attributes, which will be retained by Wish. Wish expects to complete the transaction in the second quarter of 2024, subject to the approval of its stockholders and other customary closing conditions.

See Part I, Item 1. “Business—Asset Purchase Agreement with Qoo10” for further discussion of the Asset Purchase Agreement.

Our Financial Model

Our business benefits from powerful network effects, fueled by our data advantage and scale. As more users join Wish, attracted by our affordable value proposition and personalized shopping experiences, we are able to increase revenue potential for our merchants. The successes of our merchants attract more merchants and broaden the product listings on Wish’s platform, which further improves user experiences. The growth in users and merchants generates more data, which, in turn, refines our algorithm and strengthens our data advantage. By focusing on users and merchants, we align their success with our own.

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

	Year Ended
	December 31,
	2023	2022
	($ in millions)
MAU	11	24
LTM Active Buyers	7	13
Adjusted EBITDA	$(236)	$(288)
Adjusted EBITDA Margin	(82)%	(50)%
Free Cash Flow	$(344)	$(424)

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

MAUs decreased approximately 54% from the year ended December 31, 2023 compared to the year ended December 31, 2022. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM active buyers decreased approximately 46% from the year ended December 31, 2023 compared to the year ended December 31, 2022. We believe this decline was primarily driven by reduced digital advertising expenditures resulting in lower MAUs and conversion.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We provide Adjusted EBITDA, a non-GAAP financial measure that represents our loss before interest and other income, net (which includes foreign exchange gain or loss and other non-operating income and expenses), income tax expense, and depreciation and amortization, adjusted to eliminate stock-based compensation expense, lease termination and impairment related expenses, restructuring, strategic evaluation expenses and other discrete one-time charges, and to add back certain recurring other items. Additionally, we provide Adjusted EBITDA Margin, a non-GAAP financial measure that represents Adjusted EBITDA divided by revenue. Below is a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA and net loss as a percentage of revenue to Adjusted EBITDA margin for each of the periods indicated:

	Year Ended
	December 31,
	2023	2022
	($ in millions)
Revenue	$287	$571
Net loss	(317)	(384)
Net loss as a percentage of revenue	(110)%	(67)%
Excluding:
Interest and other income, net	(16)	(15)
Provision for income taxes	5	1
Depreciation and amortization	4	6
Stock-based compensation expense and related employer payroll taxes(1)(2)	68	74
Restructuring and other discrete items(3)	13	29
Impairment of lease assets and property and equipment(4)	4	—
Strategic alternatives expenses(5)	3	—
Others	—	1
Adjusted EBITDA	$(236)	$(288)
Adjusted EBITDA margin	(82)%	(50)%
(1)
Total amount for the year ended December 31, 2023 consisted of $64 million of stock-based compensation expense and $4 million of related employer payroll taxes. Total amount for the year ended December 31, 2022 consisted of $72 million of stock-based compensation expense and $2 million of related employer payroll taxes.
(2)
Total stock-based compensation related employer payroll taxes for the year ended December 31, 2023 increased by $2 million compared to the year ended December 31, 2022 primarily due to a catchup payroll tax adjustment related to employees that resided in Nevada during 2021.
(3)
Total amount for the year ended December 31, 2023 consisted of $13 million of employee severance and other personnel reduction costs. Total amount for the year ended December 31, 2022 included a $15 million one-time discretionary cash bonus paid to select employees to cover their respective tax obligations triggered by the settlement of their RSUs that vested upon the Company’s initial public offering ("IPO") as well as restructuring charges consisting of $3 million of severance and other personnel reduction costs and $11 million in impairment of lease assets and property and equipment.
(4)
Impairment of lease assets and property and equipment unrelated to restructuring activities.
(5)
Our Board has initiated a process to explore a range of strategic alternatives to maximize value for our stockholders as disclosed in our 8-K filed with the SEC on November 7, 2023. These are the third-party expenses incurred in the relevant period related to the evaluation of strategic alternatives.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
	(in millions)
Cash (used in) provided by:
Operating activities	$(341)	$(422)
Investing activities	74	(47)
Financing activities	(5)	(22)

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

The following table reflects the reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended
	December 31,
	2023	2022
	(in millions)
Cash used in operating activities	$(341)	$(422)
Less:
Purchases of property and equipment and development of internal-use software	3	2
Free Cash Flow	$(344)	$(424)

See the “Liquidity and Capital Resources” section below for further discussion on our cash position and future liquidity for the year ended December 31, 2023.

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

Interest and Other Income, net

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, interest expense, foreign exchange gain or loss and gain or loss from our foreign currency forward contracts.

Income Tax

Income taxes consist primarily of income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022
	(in millions)
Revenue	$287	$571
Cost of revenue(1)	228	405
Gross profit	59	166
Operating expenses:
Sales and marketing(1)	143	254
Product development(1)	152	194
General and administrative(1)	92	116
Total operating expenses	387	564
Loss from operations	(328)	(398)
Other income, net
Interest and other income, net	16	15
Loss before provision for income taxes	(312)	(383)
Provision for income taxes	5	1
Net loss	$(317)	$(384)

(1) Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2023	2022
	(in millions)
Cost of revenue	$3	$7
Sales and marketing	4	6
Product development	36	50
General and administrative	21	9
Total stock-based compensation	$64	$72

The following table presents the components of our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	79%	71%
Gross profit	21%	29%
Operating expenses:
Sales and marketing	50%	45%
Product development	53%	34%
General and administrative	32%	20%
Total operating expenses	135%	99%
Loss from operations	(114)%	(70)%
Other income, net:
Interest and other income, net	6%	3%
Loss before provision for income taxes	(108)%	(67)%
Provision for income taxes	2%	—
Net loss	(110)%	(67)%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
Core marketplace revenue(1)	$86	$220	$(134)	(61)%
ProductBoost revenue	24	46	(22)	(48)%
Marketplace revenue	110	266	(156)	(59)%
Logistics revenue	177	305	(128)	(42)%
Revenue	$287	$571	$(284)	(50)%
(1)
Wish Cash liability breakage recognized within core marketplace revenue was $3 million and $4 million for the years ended December 31, 2023 and 2022, respectively. Refer to Note 4 to our consolidated financial statements in Item 8 "Financial Statements and Supplementary Data" for additional details. In addition, core marketplace revenue included approximately a $3 million net loss and $6 million net loss for the years ended December 31, 2023 and 2022, respectively, from our cash flow hedging program.

Revenue decreased $284 million, or 50%, to $287 million for the year ended December 31, 2023 as compared to $571 million for the year ended December 31, 2022. This decrease was attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue decreased $156 million, or 59% to $110 million for the year ended December 31, 2023, as compared to $266 million for the year ended December 31, 2022. This decrease was primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers, as well as revisions to our pricing strategy, which resulted in lower marketplace revenue.

Logistics revenue decreased $128 million or 42% to $177 million for the year ended December 31, 2023, as compared to $305 million for the year ended December 31, 2022. Like marketplace revenue, the decrease was primarily driven by lower order volumes during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
Cost of revenue	$228	$405	$(177)	(44)%
Percentage of revenue	79%	71%
Gross Margin	21%	29%

Cost of revenue decreased $177 million, or 44%, to $228 million for the year ended December 31, 2023, as compared to $405 million for the year ended December 31, 2022. This decrease was primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

The gross margin decreased to 21% for the year ended December 31, 2023 from 29% for the year ended December 31, 2022, primarily driven by a greater percentage of lower margin logistics services making up overall revenue during the year ended December 31, 2023 as compared to the year ended December 31, 2022, and revisions to our pricing strategy.

Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
Sales and marketing	$143	$254	$(111)	(44)%
Percentage of revenue	50%	45%

Sales and marketing expenses decreased $111 million, or 44%, to $143 million for the year ended December 31, 2023, compared to $254 million for the year ended December 31, 2022. The decrease was primarily due to a $92 million reduction in advertising expenditures, a $11 million reduction of employee-related costs due to lower headcount, and a $7 million reduction in customer support service and other costs as a result of lower order volumes.

Product Development

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
Product development	$152	$194	$(42)	(22)%
Percentage of revenue	53%	34%

Product development expense decreased $42 million, or 22%, to $152 million for the year ended December 31, 2023, as compared to $194 million for the year ended December 31, 2022. The decrease was primarily due to a $34 million reduction of employee-related costs, including stock-based compensation, due to lower headcount, a $9 million one-time discretionary bonus paid to select product development employees during the first quarter of 2022 to help cover their tax obligations triggered by the settlement of their RSUs that vested upon the Company’s IPO, and $3 million decrease in other product related expenditures. These decreases were partially offset by an increase of $4 million in impairment of lease assets and property and equipment.

General and Administrative

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
General and administrative	$92	$116	$(24)	(21)%
Percentage of revenue	32%	20%

General and administrative expenses decreased $24 million, or 21%, to $92 million for the year ended December 31, 2023, as compared to $116 million for the year ended December 31, 2022. The decrease was primarily due to a $10 million reduction of employee-related cost, due to lower headcount, $11 million decrease in impairment of lease assets and property and equipment, and $15 million decrease in insurance and legal expenses. The decrease was partially offset by a $12 million increase in stock-based compensation expense mostly driven by one-time reversals in 2022 of $21 million of stock-based compensation expense in connection with the resignation of Mr. Szulczewski from his former position as CEO, offset in part by the $6 million accelerated vesting of stock-based compensation expense recognized in 2022 in connection with the termination of Mr. Talwar from his position of CEO, and an overall decrease in other stock-based compensation in 2023 due to lower headcount.

Interest and Other Income, net

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
Interest and other income, net	$16	$15	$1	7%
Percentage of revenue	6%	3%

Interest and other income, net increased $1 million, or 7%, to $16 million for the year ended December 31, 2023, as compared to $15 million for the year ended December 31, 2022. The increase was attributable to less foreign exchange losses offset by an increase in interest income due to higher interest rates.

Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	($ in millions)
Provision for income taxes	$5	$1	$4	400%
Percentage of revenue	2%	0%

Provision for income taxes increased $4 million, or 400%, to $5 million for the year ended December 31, 2023, as compared to $1 million for the year ended December 31, 2022. The increase was primarily due to an increase in unrecognized tax benefits for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $382 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

We incurred net operating cash outflows of $341 million and $422 million in the years ending December 31, 2023 and 2022, respectively. Our material cash requirements include $104 million in accounts and merchants payable, $45 million remaining on a colocation and cloud services purchase commitment, and $14 million of facility lease obligations, of which $8 million is due within the next 12 months.

Sources of Liquidity

In December 2020, we completed our IPO of Class A common stock and received net proceeds of approximately $1.1 billion after deducting underwriting discounts and commissions of approximately $52 million, but before deducting offering costs, net of reimbursements, of approximately $6 million. As of December 31, 2023, we did not have any outstanding borrowings. If the Asset Sale is consummated, the net cash proceeds from the Asset Sale we receive will be an additional source of liquidity, although there can be no assurance that the Asset Sale will be consummated on the expected timing or at all.

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

There were no share repurchases through December 31, 2023 and the repurchase program is no longer active.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enables us to borrow up to $280 million. The Revolving Credit Facility contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. As of December 31, 2023, we had not made any borrowings under the Revolving Credit Facility. Refer to Note 7 to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data” for additional details related to the Revolving Credit Facility. If the Asset Sale closes, we expect to terminate the Revolving Credit Facility at the closing of such transaction.

Cash Flows

	Year Ended December 31,
	2023	2022
	(in millions)
Cash (used in) provided by:
Operating activities	$(341)	$(422)
Investing activities	74	(47)
Financing activities	(5)	(22)

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

Net cash used in our operating activities for the year ended December 31, 2023 was $341 million. This was primarily driven by our net loss of $317 million and $90 million of unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $66 million, consisting of $64 million in stock-based compensation expense and $2 million of other non-cash expenses. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $106 million primarily due to lower order volumes and reduced digital advertising expenditures.

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

Net cash provided by investing activities was $74 million for the year ended December 31, 2023. This was primarily due to $390 million of maturities in marketable securities, partially offset by $313 million in purchases of marketable securities and $3 million in capital expenditures.

Net cash used in investing activities was $47 million for the year ended December 31, 2022. This was primarily due to $368 million in purchases of marketable securities and $2 million in capital expenditures, partially offset by $321 million of maturities in marketable securities and $2 million of other investing activities.

Net Cash (Used in) Provided by Financing Activities

Net cash used in our financing activities was $5 million for the year ended December 31, 2023. This was primarily due to $5 million in payments of taxes related to employee RSU settlements and cashless exercises of stock options.

Net cash used in our financing activities was $22 million for the year ended December 31, 2022. This was primarily due to $23 million in payments of taxes related to employee RSU settlements and cashless exercises of stock options, offset by $1 million in proceeds from common stock purchased under the Company's Employee Stock Purchase Plan.

Off Balance Sheet Arrangements

For the years ended December 31, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe the accounting policies below involve a significant degree of assumptions and estimates, and thus have the greatest potential impact on our consolidated financial statements. For further information on all of our significant accounting policies, refer to our consolidated financial statements in Item 8 of Part II, “Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies”.

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

Interest Rate Sensitivity

Cash, cash equivalents and marketable securities as of December 31, 2023 were held primarily in cash deposits, treasuries, and corporate bonds. The fair value of our cash, cash equivalents, and investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments and that the Company’s policy is to hold investments to maturity except in cases of non-compliance with our investment policy.

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

Based on our overall currency rate exposures as of December 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

Inflation Risk

As of the date of filing of this Annual Report, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through increases in revenue as increases in core inflation rates may also affect consumers’ willingness to make discretionary purchases on our platforms. The Company’s inability or failure to do so could negatively impact the Company’s business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

CONTEXTLOGIC INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ContextLogic Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ContextLogic Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining (i) an effective control environment, specifically not providing sufficient management oversight and ownership over the internal control evaluation process and not hiring and training sufficient competent personnel to support the Company’s internal control objectives, and (ii) effective controls over information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements, including lack of sufficient user access controls, program change management controls, and computer operations controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Consolidated Financial Statements - Impact of Control Environment and Information Technology General Controls

The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, management’s ability to (i) fully implement components of the COSO framework, including elements of the control environment component relating to providing sufficient management oversight and ownership over the internal control evaluation process, hiring and training sufficient competent personnel to support the Company’s internal control objectives, and (ii) design and maintain effective information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements, including sufficient user access controls, program change management controls and computer operations controls.

The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of control environment and information technology general controls is a critical audit matter are the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the consolidated financial statements and information systems, which affect substantially all financial statement account balances and disclosures. As disclosed by management, material weaknesses existed during the year related to management not (i) fully implementing components of the COSO framework, including elements of the control environment component, relating to providing sufficient management oversight and ownership over the internal control evaluation process, hiring and training sufficient competent personnel to support the Company’s internal control objectives, and (ii) designing or maintaining effective information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements, including sufficient user access controls, program change management controls and computer operations controls. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified and (ii) manually testing the completeness and accuracy of system reports or other information generated by the Company's information technology systems.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 4, 2024

We have served as the Company’s auditor since 2022.

CONTEXTLOGIC INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

	As of December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$238	$506
Marketable securities	144	213
Funds receivable	7	14
Prepaid expenses and other current assets	21	44
Total current assets	410	777
Property and equipment, net	4	9
Right-of-use assets	5	9
Other assets	4	4
Total assets	$423	$799
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30	$53
Merchants payable	74	120
Refunds liability	2	6
Accrued liabilities	90	130
Total current liabilities	196	309
Lease liabilities, non-current	6	13
Other liabilities, non-current	4	0
Total liabilities	206	322
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of December 31, 2023 and December 31, 2022; No shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 24,229 and 23,164 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,470	3,411
Accumulated other comprehensive loss	(7)	(5)
Accumulated deficit	(3,246)	(2,929)
Total stockholders’ equity	217	477
Total liabilities and stockholders’ equity	$423	$799

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

	Year Ended
	December 31,
	2023	2022

Revenue	$287	$571
Cost of revenue	228	405
Gross profit	59	166
Operating expenses:
Sales and marketing	143	254
Product development	152	194
General and administrative	92	116
Total operating expenses	387	564
Loss from operations	(328)	(398)
Other income, net:
Interest and other income, net	16	15
Loss before provision for income taxes	(312)	(383)
Provision for income taxes	5	1
Net loss	$(317)	$(384)
Net loss per share, basic and diluted	$(13.36)	$(17.13)
Weighted-average shares used in computing net loss per share, basic and diluted	23,732	22,415

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended
	December 31,
	2023	2022

Net loss	$(317)	$(384)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	(1)
Foreign currency translation adjustment	(2)	(7)
Other comprehensive loss	(2)	(8)
Comprehensive loss	$(319)	$(392)

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity

Balances as of December 31, 2021	21,949	$—	$3,360	$3	$(2,545)	$818
Issuance of common stock upon exercise of options	1,489	—	—	—	—	—
Fractional shares issued for reverse stock split	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	951	—	—	—	—	—
Shares withheld related to net share settlement	(1,265)	—	(22)	—	—	(22)
Issuance of common stock through ESPP	40	—	1	—	—	1
Stock-based compensation	—	—	72	—	—	72
Other comprehensive loss, net	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(384)	(384)
Balances as of December 31, 2022	23,164	$—	$3,411	$(5)	$(2,929)	$477
Issuance of common stock upon exercise of options	—	—	—	—	—	—
Fractional shares issued for reverse stock split	201	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	1,323	—	—	—	—	—
Shares withheld related to net share settlement	(501)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	42	—	—	—	—	—
Stock-based compensation	—	—	64	—	—	64
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(317)	(317)
Balances as of December 31, 2023	24,229	—	3,470	(7)	(3,246)	217

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(317)	$(384)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash inventory write downs	—	3
Depreciation and amortization	4	6
Noncash lease expense	3	6
Impairment of lease assets and property and equipment	1	11
Stock-based compensation expense	64	72
Net (accretion) amortization of discounts and premiums on marketable securities	(7)	—
Other	1	—
Changes in operating assets and liabilities:
Funds receivable	6	3
Prepaid expenses, other current and noncurrent assets	16	(1)
Accounts payable	(22)	(13)
Merchants payable	(46)	(65)
Accrued and refund liabilities	(38)	(49)
Lease liabilities	(7)	(8)
Other current and noncurrent liabilities	1	(3)
Net cash used in operating activities	(341)	(422)
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	(3)	(2)
Purchases of marketable securities	(313)	(368)
Maturities of marketable securities	390	321
Other	—	2
Net cash provided by (used in) investing activities	74	(47)
Cash flows from financing activities:
Proceeds from issuance of common stock through employee equity incentive plans	—	1
Payments of taxes related to RSU settlement and cashless exercise of stock options	(5)	(23)
Net cash used in financing activities	(5)	(22)
Foreign currency effects on cash, cash equivalents, and restricted cash	(3)	(14)
Net decrease in cash, cash equivalents and restricted cash	(275)	(505)
Cash, cash equivalents and restricted cash at beginning of period	513	1,018
Cash, cash equivalents and restricted cash at end of period	$238	$513
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$238	$506
Restricted cash included within prepaid expenses and other current assets in the consolidated balance sheets	—	7
Total cash, cash equivalents and restricted cash	$238	$513
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$1	$6

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

Reverse Stock Split

On April 10, 2023, the Company filed a certificate of amendment (the “Reverse Stock Split Amendment”) to the Company’s Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-30 Reverse Stock Split of the Company's Class A common stock ("common stock"), which became effective on April 11, 2023. The Reverse Stock Split Amendment did not reduce the number of authorized shares of common stock, which remains at 3.0 billion, and did not change the par value of the common stock, which remains at $0.0001 per share. As a result of the Reverse Stock Split, every thirty shares of the common stock were combined into one issued and outstanding share of common stock and no fractional shares were issued. Instead, to any holder who would have otherwise been entitled to receive a fractional share of common stock, the Company issued such holder an additional fractional share, such that, when combined with the fractional share otherwise issuable as a result of the Reverse Stock Split, equaled a whole share of common stock.

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

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. As of December 31, 2023, the Company had approximately $382 million in unrestricted cash, cash equivalents, and marketable securities. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-K.

The Company has incurred significant accumulated losses of approximately $3.2 billion. The Company expects to continue to incur operating losses for the foreseeable future. To the extent that the Company's current resources are insufficient to satisfy its cash requirements, the Company may need to seek additional equity or debt financing and there can be no assurance that the Company will be successful in its efforts. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to continue to scale back its operations, which could have an adverse impact on its business and financial prospects.

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

The following table shows the disaggregated revenue for the applicable periods:

	Year Ended
	December 31,
	2023	2022
	(in millions)
Core marketplace revenue	$86	$220
ProductBoost revenue	24	46
Marketplace revenue	110	266
Logistics revenue	177	305
Revenue	$287	$571

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

Deferred Revenue

Deferred revenue consists of amounts received primarily related to unsatisfied performance obligations of logistics services and marketplace services for shipments in-transit at the end of the period where the Company is the principal. The deferred revenue balances as of December 31, 2023 and 2022 are disclosed in Note 4 – Balance Sheet Components. Due to the short-term duration of contracts, all of the performance obligations will be satisfied in the following reporting period.

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

Advertising Expense

Advertising expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed as incurred. Advertising expenses were $104 million and $195 million for the years ended December 31, 2023 and 2022, respectively.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consisted of cash deposited with banks and money market funds for which their cost approximates their fair value. The Company held 28% and 72% of its cash and cash equivalents in the United States as of December 31, 2023 and 2022, respectively.

Restricted cash as of December 31, 2022 represents amounts held in collateral and cash accounts in a foundation entity dedicated to safeguarding funds of payment service users consisting of European Economic Area merchants, ensuring the funds remain separate from the Company’s own funds. These funds are included within prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2023, the balance of restricted cash was zero.

Marketable Securities

Marketable securities consist of short-term debt securities classified as available-for-sale and have original maturities greater than 90 days. Marketable securities are carried at fair value based upon quoted market prices or pricing models for similar securities. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are recognized within other comprehensive loss. Realized gains or losses on the sale of all such securities are reported in interest and other income, net, and computed using the specific identification method. For declines in fair market value below the cost of an individual marketable security, the Company assesses whether the decline in value is other than temporary based on the length of time the fair market value has been below cost, the severity of the decline and the Company’s intent and ability to hold or sell the investment. If an investment is impaired, the Company writes it down through earnings to its recoverable value and establishes that as a new cost basis for the investment.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 49% and 24% of the Company’s total cash and cash equivalents as of December 31, 2023 and 2022, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	December 31,
	2023	2022
PSP 1	28%	56%
PSP 2	57%	32%

Services Risk — The Company serves all of its users using third-party data center and hosting providers. The Company has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Company’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the years ended December 31, 2023 and 2022.

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

Merchants payable are denominated primarily in Renminbi (“RMB”) and other local currencies. As of December 31, 2023 and 2022, the merchants payable amount denominated in RMB was 58% and 70%, respectively.

Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in interest and other income, net on the consolidated statements of operations. The Company recognized a net loss resulting from foreign exchange transactions of $1 million for the year ended December 31, 2023 and a net gain of $10 million for the year ended December 31, 2022. The Company recognized a $2 million cumulative translation loss for the year ended December 31, 2023 and a $7 million cumulative translation loss in the year ended December 31, 2022.

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

It is the Company’s policy to include penalties and interest expense related to income taxes as a component of interest and other income, net as necessary.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss. Other comprehensive loss consists of unrealized holding gains or losses related to derivative instruments, unrealized gains or losses on marketable securities, and foreign currency translation adjustments.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires additional segment-related disclosures on an annual and interim basis, to enable investors in developing more informed and actionable analyses. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our consolidated statements.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Total cash equivalents	$—	$—	$—	$—
Marketable securities:
U.S. Treasury bills	$127	$—	$127	$—
Commercial paper	—	—	—	—
Corporate bonds	17	—	17	—
Non-U.S. government	—	—	—	—
Total marketable securities	$144	$—	$144	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$145	$—	$145	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$50	$50	$—	$—
Corporate bonds	2	—	2	—
Total cash equivalents	$52	$50	$2	$—
Marketable securities:
U.S. Treasury bills	$173	$—	$173	$—
Commercial paper	7	—	7	—
Corporate bonds	29	—	29	—
Non-U.S. government	4	—	4	—
Total marketable securities	$213	$—	$213	$—
Prepaid and other current assets:
Derivative assets	$6	$—	$6	$—
Total financial assets	$271	$50	$221	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$2	$—	$2	$—
Total financial liabilities	$2	$—	$2	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	December 31,
	2023		2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$144	$144	$214	$213
Total marketable securities	$144	$144	$214	$213

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of December 31, 2023 and 2022 were immaterial.

4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
	(in millions)
Logistics costs(1)	$25	$44
Deferred revenue and customer deposits(2)	12	18
Wish Cash liability(3)	11	14
Sales and indirect taxes(4)	12	15
Other	30	39
Total accrued liabilities	$90	$130

(1)
Logistics costs decreased by $19 million or 43% primarily due to lower shipping volumes during 2023 compared to 2022.
(2)
Deferred revenue and customer deposits decreased by $6 million or 33% primarily due to lower logistics volumes during 2023 compared to 2022.
(3)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue during the years ended December 31, 2023 and 2022 was $3 million and $4 million, respectively.
(4)
Sales and indirect taxes decreased by $3 million or 20% primarily due to less taxes in connection with lower order volumes during 2023 compared to 2022.

5. Derivative Financial Instruments

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	December 31, 2023	December 31, 2022
	(in millions)
Cash flow hedges	$29	$168
Non-designated hedges	44	11
Total	$73	$179

Fair Value of Derivative Financial Instruments

	December 31, 2023		December 31, 2022
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$2	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$1	$1	$4	$2
Total derivatives	$1	$1	$6	$2

(1) Derivative assets are included in prepaid and other current assets in the consolidated balance sheet.

(2) Derivative liabilities are included in accrued liabilities in the consolidated balance sheet.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income resulting from cash flow hedging were as follows:

	December 31,	December 31,
	2023	2022
	(in millions)
Balance at the beginning of the period	$2	$2
Other comprehensive loss before reclassifications	(4)	(6)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	3	6
Balance at the end of the period	$1	$2

Derivatives Not Designated as Hedging Instruments

The changes in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately a $3 million net loss and a $7 million net loss for the years ended December 31, 2023 and 2022, respectively, and were recognized in other income (expense), net in the consolidated statements of operations.

6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2027.

The components of the Company’s lease costs were as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Operating lease costs	$4	$7
Short-term lease costs	3	2
Variable costs	1	1
Total	$8	$10

As of December 31, 2023 and 2022, the Company’s consolidated balance sheet included ROU assets in the amount of $5 million and $9 million, respectively, and lease liabilities in the amount of $7 million and $7 million in accrued liabilities, respectively, and $6 million and $13 million in lease liabilities, non-current, respectively.

In February 2022, the Company’s Board of Directors ("the Board") approved a restructuring plan, which included exiting various office leases. As a result, the Company ceased using certain office spaces. As the carrying value of the related right-of-use assets and leasehold improvements exceeded the estimated fair value, the Company recognized an immaterial impairment loss related to the impairment of operating ROU assets for the year ended December 31, 2023. See Note 12. Reductions in Workforce for more information about the Company’s restructuring plan.

As of December 31, 2023 and 2022, the weighted-average remaining lease term was 2 and 3 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$9
Right-of-use assets obtained in exchange for new lease liabilities	$—	$4

The maturities of the Company’s operating lease liabilities are as follows:

December 31,
2023
Year ending December 31,	(in millions)
2024	$8
2025	4
2026	1
2027	1
Total lease payments	14
Less: imputed interest	(1)
Present value of lease liabilities	$13

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

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of December 31, 2023, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the years ended December 31, 2023 and 2022.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of December 31, 2023, the remaining commitment under this amended agreement was approximately $45 million and is payable within the next 1 year and 8 months.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. In April 2023, the plaintiffs filed an amended complaint and assert only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted Defendants’ motion to dismiss with leave to amend. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of December 31, 2023, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

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

On August 4, 2022, Piotr Szulczewski provided notice of his intention to resign as a member of the Company's Board, effective August 9, 2022. In tandem with his resignation notice, Mr. Szulczewski submitted a conversion notice to convert (the “Conversion”) all shares of Class B common stock of the Company he held into the same number of shares of Class A common stock of the Company, also effective August 9, 2022. In accordance with the Company’s Amended and Restated Certificate of Incorporation, as the remaining outstanding shares of Class B common stock represented less than five percent (5%) of the aggregate number of outstanding shares of Class A common stock and Class B common stock outstanding after the Conversion, all remaining shares of Class B common stock were automatically converted into Class A common stock immediately following the Conversion on a one-to-one basis and no further Class B common stock will be issued. The Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of the shares of Class B Common Stock.

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

2020 Equity Incentive Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Plan. The 2020 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs. The number of shares reserved for issuance under the 2020 Plan will be increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (b) the number of shares determined by the Board of Directors. As of December 31, 2023, 2 million shares under the 2020 Plan remained available for grant.

2020 Employee Stock Purchase Plan

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 ESPP, which became effective on the IPO Date. The 2020 ESPP reserve for issuance will increase automatically on the first day of each fiscal year, commencing in 2022 and ending in 2040, by a number equal to the lesser of: (a) approximately 267 thousand shares of common stock; (b) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (c) the number of shares of common stock determined by the Company’s Board of Directors. As of December 31, 2023, 1 million shares under the 2020 ESPP remained available for issuance.

The 2020 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 166 shares. The 2020 ESPP provides for 24-month offering periods, generally beginning in November and May of each year, and each offering period consists of four six-month purchase periods. During the year ended December 31, 2023, approximately 42 thousand shares of common stock were purchased under the ESPP for an aggregate amount of $252 thousand.

On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period (ESPP reset). During the year ended December 31, 2023, there was an ESPP reset at the end of both May and November purchase periods, resulting in an additional expense of approximately $2 million, which is being recognized on a straight-line basis through November 20, 2025.

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

As of December 31, 2023, 350 thousand shares under the 2022 Plan remained available for grant.

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted- Average Grant Date Fair Value
	(in thousands)			(in thousands)
Balances at December 31, 2022	67	$31.17	9.5	2,399	$83.88
Granted	299	$15.03		2,871	$13.56
Vested				(1,323)	$65.26
Forfeited or cancelled	—			(1,771)	$49.88
Balances at December 31, 2023	366	$18.00	9.0	2,176	$30.05

The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $11.27 and $47.25 per share. Approximately 180 thousand options as of December 31, 2023 were vested. The vested options have a weighted average exercise price of $21.09, a weighted-average remaining contractual term of 8.90 years, and an aggregate intrinsic value of zero. The aggregate intrinsic value of options exercised during the year ended December 31, 2022 was $24 million. There were no options exercised during the year ended December 31, 2023. The intrinsic value is the difference between the closing price of the Company’s common stock at the date of exercise and the exercise price for in-the-money options.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023, and 2022 was $13.56 and $48.97 per share, respectively. The total intrinsic value of RSUs which were vested and released during the years ended December 31, 2023 and 2022 was $13 million and $42 million, respectively.

The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2023 was zero and $13 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2022 was zero and $35 million, respectively.

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

In February 2022, Jacqueline Reses resigned from her position as Executive Chair. Upon her resignation, Ms. Reses entered into a consulting agreement with the Company and her PSU award was modified to eliminate the market condition, with only continued service until the expiration of the consulting agreement being the sole vesting condition. Consequently, the Company reversed $3 million of previously recognized stock-based compensation expense upon modification and recognized the modified fair value of approximately $2 million from the modification date to the expiration date of the consulting agreement, which was May 16, 2023.

CEO transition

In January 2022, the Company entered into an employment agreement with Vijay Talwar, as the Company’s new CEO, with employment commencing on February 1, 2022. As an inducement of employment, Mr. Talwar was granted, i) 154 thousand RSUs with an aggregate grant date fair value of $13 million and ii) options to purchase 216 thousand shares of the Company’s Class A common stock at an exercise price of $85.80 per share with an aggregate grant date fair value of $12 million. These RSUs and options were granted under the 2022 Plan and would have become vested and exercisable, respectively, in periodic installments over a 4-year term, subject to the CEO’s continued employment with the Company. The option award had a term of 10 years.

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

In September 2022, the Company entered into an employment agreement with Jun Yan, as the Company’s then interim CEO, with employment commencing September 27, 2022. As an inducement of employment, Mr. Yan was granted i) 65 thousand RSUs with an aggregate grant date fair value of $2 million and ii) options to purchase 65 thousand shares of the Company’s Class A common stock at an exercise price of $25.85 per share with an aggregate grant date fair value of $1 million. These RSUs and options were granted under the 2022 Plan and will become vested and exercisable, respectively, in periodic installments over an approximate 1-year term, subject to the interim CEO’s continued employment with the Company. The option award has a term of 10 years. If Mr. Yan were to be terminated from his position as interim CEO within six months from his commencement of employment, 50% of both his RSU and options would immediately vest.

In February 2023, the Board appointed Jun Yan as the Company's CEO, who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 167 thousand RSUs with an aggregate grant date fair value of $3 million and (ii) options to purchase 299 thousand shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options will become vested and exercisable, respectively, in periodic installments over a 2-year term, subject to the CEO's continued service with the Company. The option award has a term of 10 years. The vesting of Mr. Yan's equity awards granted under his previous employment agreement as interim CEO was accelerated upon Mr. Yan’s appointment to the Company’s CEO. As of December 31, 2023, those RSU and option awards are fully vested.

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

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted during the years ended December 31, 2023 and 2022 is as follows:

	Year Ended
	2023	2022
Expected term (in years)	5.55	5.93
Risk free interest rate	4.15%	2.28%
Volatility	91.51%	75.53%
Dividend yield	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended
	December 31,
	2023	2022
	(in millions)
Cost of revenue	$3	$7
Sales and marketing	4	6
Product development	36	50
General and administrative	21	9
Total stock-based compensation(1)	$64	$72
(1)
Total stock-based compensation expense for the year ended December 31, 2023 decreased by $8 million compared to the year ended December 31, 2022 primarily because stock-based compensation of outstanding equity awards during 2023 was based off a lower weighted average grant date fair value compared to that of outstanding equity awards from the 2022 and the impacts of the reductions in force during the first and third quarters of 2023, partially offset by the impacts of PSU reversals and equity modifications during the year ended December 31, 2022.

The Company will recognize the remaining $2 million and $55 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1.1 years and 1.9 years related to options and RSUs, respectively.

9. INCOME TAXES

The components of loss before provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Domestic	$321	$388
Foreign	(9)	(5)
Loss before provision for income taxes	$312	$383

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
	(in millions)
Current:
Federal	$—	$—
State	—	(1)
Foreign	6	1
Total current	6	—
Deferred:
Federal	—	—
State	—	—
Foreign	(1)	1
Total deferred	(1)	1
Total provision for income taxes	$5	$1

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2023 and 2022, the Company recognized $5 million and $1 million tax provision expense, respectively, related primarily to foreign income taxes. For the year ended December 31, 2023 there was $6 million of current foreign tax expense offset against $1 million of deferred foreign tax benefit. For the year ended December 31, 2022 there was $1 million of current foreign tax expense offset against $1 million current state tax benefit and $1 million of deferred foreign tax expense.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following:

	Year Ended December 31,
	2023	2022
	(in millions)
Federal benefit at statutory rate	$(66)	$(80)
State tax (benefit), net of federal benefit	—	(1)
Stock-based compensation	14	16
Foreign rate differential	7	11
Other	1	(2)
Change in valuation allowance	49	57
Total provision for income taxes	$5	$1

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

Stock-based compensation increased the income tax provision by $14 million and $16 million in 2023 and 2022, respectively, due to the Company experiencing a tax shortfall. A tax shortfall occurs when the fair market value of stock on the vest date is lower than the stock price on the grant date, which causes book deductions to exceed deductions allowed for tax purposes.

Deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$609	$558
Capitalization of R&D expenses	47	30
Lease liabilities	3	4
Reserves and accruals not currently deductible	9	11
Stock-based compensation	2	5
Fixed assets including right of use assets	1	1
Total gross deferred tax assets	671	609
Less: valuation allowance	(669)	(607)
Total deferred tax assets, net of valuation allowance	2	2
Deferred tax liabilities:
Property and equipment, including right-of-use assets	—	—
Total gross deferred tax liabilities	—	—
Net deferred tax assets	$2	$2

Beginning January 1, 2022, the United States no longer allows research and development (R&D) expenses to be deducted as current expenditures when calculating taxable income. This change is a result of the Tax Cuts and Job Act enacted in 2017. R&D expenses incurred are subject to capitalization with amortization being allowed based on the location of the incurred expense; domestic United States expenses are amortized over a 5-year period and international expenses are amortized over a 15-year period. The $47 million deferred tax asset recognized above is the net impact of capitalization and amortization expense. The deferred tax asset for reserves and accruals not currently deductible decreased by $2 million in 2023. This change was due in large part to certain criteria being met to allow the expense for tax purposes. Net operating losses increased by $51 million in 2023. The Company has not yet experienced any net operating losses expiring before use. The valuation allowance increased by $62 million in 2023. Most of the Company’s deferred tax assets are offset by valuation allowance as of December 31, 2023.

The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2023
Deferred tax assets valuation allowance	$607	$62	$—	$669
Year ended December 31, 2022
Deferred tax assets valuation allowance	$546	$61	$—	$607

Due to a history of losses, the Company believes it is not more likely than not that its domestic net deferred tax assets will be realized as of December 31, 2023 or 2022. Accordingly, the Company has established a full valuation allowance on its domestic net deferred tax assets. The Company’s valuation allowance increased $62 million and $61 million during the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Company had federal net operating loss carryforwards available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.9 billion that have an unlimited carryover period. As of December 31, 2023, the Company had state net operating loss carryforwards available to reduce future taxable income, if any, of $7.0 billion that begin to expire in 2026 and continue to expire through 2043 and $2.0 billion that have an unlimited carryover period.

Utilization of net operating loss carryforwards may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Balance as of January 1	$9	$1
Additions for tax positions of current year	1	9
Additions for tax positions of prior years	2	—
Decreases for tax positions of prior years	(8)	(1)
Balance as of December 31	$4	$9

The $4 million of unrecognized tax benefit as of December 31, 2023 will impact the Company’s effective tax rate when it is subsequently recognized. The Company had unrecognized tax benefit as of December 31, 2022 of $9 million. Interest and penalties incurred during the year ended December 31, 2023 were insignificant. The Company classifies interest and penalties as part of operating expenses. No interest or penalties were incurred during the year ended December 31, 2022. The decrease from 2022 to 2023 is due to clarifying guidance issued by the Internal Revenue Service regarding certain costs that may require capitalization. The Company does not anticipate that the amount of unrecognized tax benefit will significantly change within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal or other jurisdictions, with the exception of one state. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

In recent years the United States has enacted new tax legislations (the American Rescue Act, CHIPS and Science Act, and the Inflation Reduction Act). Due to the Company’s net operating losses for both accounting and tax purposes, the new tax legislations do not have a material impact on the Company’s provision for income taxes.

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

Effective August 9, 2022, all Class B common stock were converted to Class A common stock. Net loss per share for the years ended December 31, 2023 and 2022 were not affected by the conversion.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2023	2022
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(317)	$(384)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	23,732	22,415
Net loss per share attributable to common stockholders, basic and diluted	$(13.36)	$(17.13)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
	(in thousands)
Common stock options outstanding	366	67
Unvested restricted stock units outstanding	2,176	2,399
Employee stock purchase plan	57	109
Total	2,599	2,575

11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user is as follows:

	Year Ended December 31,
	2023		2022
	($ in millions)
Europe	$44	51%	$83	38%
North America(1)	30	35%	105	48%
South America	4	5%	7	3%
Other	8	9%	25	11%
Core marketplace revenue(2)	$86	100%	$220	100%

(1)
United States accounted for $22 million and $83 million of core marketplace revenue for the years ended December 31, 2023 and 2022, respectively.
(2)
Core marketplace revenue included a net loss of $3 million for the year ended December 31, 2023 and a net loss of $6 million for the year ended December 31, 2022, from the Company’s cash flow hedging program.

China accounted for substantially all of marketplace and logistics revenue in 2023 and 2022, respectively, based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in all years presented.

The Company’s long-lived tangible assets, which consist of property and equipment, net, and operating lease right-of-use assets, net, is as follows:

	Year Ended December 31,
	2023		2022
	($ in millions)
United States	$5	56%	$13	72%
China	4	44%	4	22%
Other(1)	—	—	1	6%
Total property and equipment, net and right-of-use assets	$9	100%	$18	100%
(1)
Other long-lived tangible assets were located in Canada and the Netherlands.

12. ReDUCTIONS IN WORKFORCE

In February 2022, the Company’s Board approved the February 2022 Restructuring Plan (“2022 Restructuring Plan”) to refocus the Company’s operations to support sustainable long-term growth, better align resources, and improve operational efficiencies. The 2022 Restructuring Plan included i) the reduction of the Company’s headcount by approximately 15% (or approximately 190 positions), ii) the exit from various office leases, and iii) the reduction and realignment of vendor expenditures. In connection with the 2022 Restructuring Plan, the Company incurred charges of approximately $3 million in severance and other personnel reduction costs for terminated employees and $11 million in impairments of leased assets and property and equipment. All related severance payments were paid as of December 31, 2022.

In January 2023 and August 2023, the Company announced plans to reduce its workforce by up to 150 and 255 employees, respectively, representing approximately 17% and 34%, respectively, of the Company’s then global workforce (“2023 RIFs”). In connection with the 2023 RIFs, the Company incurred charges of approximately $13 million in severance and other personnel reductions costs for terminated employees. The 2023 RIFs were intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. Substantially all related severance payments were paid as of December 31, 2023.

The 2023 RIFs were intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. Total severance and other personnel reduction costs included in the consolidated statements of operations are as follows:

Year Ended December 31, 2023
(in millions)
Cost of revenue	$1
Sales and marketing	2
Product development	8
General and administrative	2
Total severance and other personnel reduction costs	$13

The following table is a summary of the changes in severance and other personnel reduction liabilities, included within accrued liabilities on the consolidated balance sheet as of December 31, 2023, in connection with each of the 2023 RIFs:

	January RIF	August RIF
	(in millions)
Balance at the beginning of the period	$—	$—
Severance and other personnel reduction costs	3	10
Cash payments during the period	(3)	(10)
Balance at the end of the period	$—	$—

13. Subsequent Events

Asset Purchase Agreement

On February 10, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company, pursuant to which (i) the Company has agreed to sell substantially all of its assets to Qoo10, other than (A) the Company’s NOLs and certain other tax attributes, (B) the Company’s marketable securities held in a specified wealth management account and (C) the Company’s cash and cash equivalents held in that wealth management account, and (ii) Qoo10 has agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). As consideration for the Asset Sale, Qoo10 has agreed to pay to the Company a purchase price equal to $173 million in cash, subject to certain cash adjustments as set forth in the Asset Purchase Agreement. The closing of the Asset Sale is subject to approval by holders of a majority of the outstanding shares of the

Company’s Class A common stock entitled to vote thereon and other customary closing conditions. The Asset Sale is expected to close in the second quarter of 2024.

Series A Junior Participating Preferred Stock and Tax Benefits Preservation Plan

On February 10, 2024, the Company’s Board of Directors adopted a Tax Benefits Preservation Plan and declared a dividend of one right (a “Right”) for each outstanding share of the Company’s Class A common stock to stockholders of record at the close of business on February 22, 2024 (the “Record Date”). Each Right entitles its holder, subject to the terms of the Tax Benefits Preservation Plan, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock of the Company at an exercise price of $20.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the Tax Benefits Preservation Plan.

In connection with the adoption of the Tax Benefits Preservation Plan, on February 12, 2024, the Company filed with the Delaware Secretary of State, a Certificate of Designation designating 3,000,000 shares of Series A Junior Participating Preferred Stock, $0.0001 par value per share (“Series A Preferred Stock”). The Company designated the Series A Preferred Stock in connection with the Company’s Board of Director’s approval of a Tax Benefits Preservation Plan, as discussed below.

The Company adopted the Tax Benefits Preservation Plan in order to protect against a possible limitation on the Company’s ability to use the Company’s NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The NOLs and certain other tax attributes are valuable assets to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax attributes will be substantially limited and the timing of the usage of the NOLs and other tax attributes could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “5-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent such an “ownership change” by deterring any person or group, together with its affiliates and associates, from acquiring beneficial ownership of 4.9% or more of the Company’s securities.

Subject to certain exceptions, the Rights become exercisable and trade separately from the Company’s Class A common stock only upon the "Distribution Time", which occurs upon the earlier of: (i) the close of business on the tenth day after the “Stock Acquisition Date” (which is (a) the first date of public announcement that any person or group has become an “Acquiring Person,” which is defined as a person or group that, together with its affiliates and associates, beneficially owns 4.9% or more of the outstanding shares of the Company’s Class A common stock (with certain exceptions, including those described below) or (b) such other date, as determined by the Company’s Board of Directors, on which a person or group has become an Acquiring Person), or (ii) the close of business on the tenth business day (or such later date as may be determined by the Company’s Board of Directors prior to such time as any person or group becomes an Acquiring Person) after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person.

The Rights will expire on the earliest to occur of: (a) the close of business on February 10, 2027; (b) the time at which the Rights are redeemed or exchanged by the Company; (c) upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Company’s Board of Directors before any person or group becomes an Acquiring Person or (d) the time at which the Company’s Board of Directors determines that the NOLs and certain other tax attributes are utilized in all material respects or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs and other tax attributes or materially impair the amount of NOLs and other tax attributes that could be used by the Company in any particular time period, for applicable tax purposes.

Other subsequent events have been evaluated through the date of filing and no other reportable items were identified.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2023 was not effective due to the material weaknesses identified below.

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

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".

Management’s Plan to Remediate the Material Weaknesses

Our remediation efforts are ongoing. As noted in Item 1, Wish entered into an Asset Purchase Agreement with Qoo10 to sell substantially all of its assets, other than (A) the Company’s NOLs and certain other tax attributes, (B) the Company’s marketable securities held in a specified wealth management account and (C) the Company’s cash and cash equivalents held in that wealth management account. The Company will reassess its remediation efforts after the close of this transaction, considering its anticipated minimal operations and future filer status.

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
viii.
continuing to enhance and standardize user access reviews and monitoring controls to improve segregation of duties, and more comprehensively review user and privileged access to financial applications, programs and data to appropriate Company personnel;
ix.
continuing to enhance the design of computer operations controls related to the monitoring of critical batch and interface jobs;
x.
performed a comprehensive reassessment of financial reporting risks relevant to our consolidated financial statements, including identification of financially relevant systems and business processes at the financial statement assertion level, to facilitate the design and implementation or enhancement of existing controls to address the identified risks; and
xi.
enhanced the oversight and review of non-recurring transactions to include consistent communication between functional areas, support consistent documentation of conclusions reached, and retention of evidence supporting the operation of control activities.

We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts will result in significant improvements to our internal control over financial reporting and will remediate the material weaknesses. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances. As noted above, we will reassess our remediation efforts subsequent to the close of the Qoo10 transaction.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls and Procedures

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On September 12, 2023, Rachel Wang, our previous Head of Data Science, entered into a pre-arranged trading plan that was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the “Plan”). This Plan provided for the sale of up to an aggregate of 5,043 shares of our common stock, plus the total number of shares that would be issued in connection with the settlement of four RSU awards (after mandatory withholding in respect of tax withholding obligations) in connection with various vesting events between September 2023 and February 2025, and terminated on November 27, 2023, the date of Ms. Wang’s termination.

No other director or officer, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K of the Exchange Act during the year ended December 31, 2023.

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

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

3.
Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated February 10, 2024, by and between by and between ContextLogic Inc., Qoo10 Inc. and Qoo10 Pte. Ltd.*	8-K	02/12/2024	2.1
3.1	Restated Certificate of Incorporation, as amended through April 23, 2023.	10-Q	05/04/2023	3.1
3.2	Amended and Restated Bylaws, effective as of December 5, 2023.	8-K	12/05/2023	3.2
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated February 10, 2024	8-K	02/12/2024	3.1
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2
4.3	Tax Benefits Preservation Plan, dated as of February 10, 2024, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	02/12/2024	4.1
4.4	Description of Capital Stock.				X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	S-1	11/20/2020	10.1
10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3
10.5	Offer Letter, dated February 17, 2023, between the Registrant and Jun Yan.**				X
10.6	Offer Letter, dated October 7, 2021, between the Registrant and Vivian Liu.**	8-K	10/25/2021	10.1
10.7	Offer Letter, dated June 21, 2021, between the Registrant and Mauricio Monico.**				X
10.8	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.9	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
10.10	2022 New Employee Equity Incentive Plan and forms of agreements thereunder.**	S-8	1/31/2022	99.1
21.1	Subsidiaries of the Registrant.	S-1	11/20/2020	21.1
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
97.1	ContextLogic Inc. Policy for the Recovery of Erroneously Awarded Compensation				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.INS	Inline XBRL Instance Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

ContextLogic Inc.

Date: March 4, 2024	By:	/s/ Jun Yan
Jun Yan
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jun Yan, Vivian Liu, and Joanna Forster, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jun Yan	Chief Executive Officer and Director	March 4, 2024
Jun Yan	(Principal Executive Officer)

/s/ Vivian Liu	Chief Financial Officer and Chief Operating Officer	March 4, 2024
Vivian Liu	(Principal Financial Officer)

/s/ Brett Just	Chief Accounting Officer and Senior Vice President, Finance	March 4, 2024
Brett Just	(Principal Accounting Officer)

/s/ Tanzeen Syed	Director and Chairperson	March 4, 2024
Tanzeen Syed

/s/ Julie Bradley	Director	March 4, 2024
Julie Bradley

/s/ Lawrence Kutscher	Director	March 4, 2024
Lawrence Kutscher

/s/ Stephanie Tilenius	Director	March 4, 2024
Stephanie Tilenius

/s/ Hans Tung	Director	March 4, 2024
Hans Tung

/s/ Rishi Bajaj	Director	March 4, 2024
Rishi Bajaj