Form 10-K/A
period 2023-12-31
ContextLogic Inc.
filed 2024-04-29
CIK 1822250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number
001-39775

ContextLogic Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2648 International Blvd Ste 115 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415)
965-8476

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value Preferred Stock Purchase Rights	WISH	Nasdaq Global Select Market Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
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
As of April [ ], 2024, the number of shares of the registrant’s Class A common stock outstanding was
[ ]
, and there were no shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
of ContextLogic Inc. (the “Company,” “we,” “our,” “us” or “ContextLogic”) for the year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024 (the “Original
10-K”).
The purpose of this Amendment is to include information required by Part III of the Annual Report on Form
10-K
that was intentionally omitted from Part III of the Original
10-K.
In addition, this Amendment amends Item 15 of Part IV of the Original
10-K
to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and amends the cover page to clarify that we are not a well-known seasoned issuer under Rule 405 of the Securities Act.
Except as described above, no other changes have been made to the Original
10-K.
The Original
10-K
continues to speak as of the dates described in the Original
10-K,
and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original
10-K,
as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless the context otherwise requires, we use the terms “ContextLogic,” the “Company,” “we,” “us” and “our” in this Annual Report on Form
10-K
to refer to ContextLogic Inc. and, where appropriate, its consolidated subsidiaries.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers, and certain information about each of them as of April 26, 2024 are set forth below.

Name	Age	Position(s) at ContextLogic Inc.
Rishi Bajaj	44	Chief Executive Officer and Board Chairperson
Brett Just	42	Chief Financial Officer
Joanna Forster	45	General Counsel and Chief Compliance Officer
Michael Farlekas	58	Director
Marshall Heinberg	67	Director
Elizabeth LaPuma	45	Director
Richard Parisi	49	Director

Executive Officers

Rishi Bajaj has served as our Chief Executive Officer (our “CEO”) beginning in April 2024 and was appointed Chairperson in April 2024, in each case, effective upon the closing of the Asset Sale. Mr. Bajaj has served as a director of our Company since November 2023. Since 2009, Mr. Bajaj has served as the President and Chief Investment Officer of Altai Capital Management L.P., an investment firm, and is responsible for the management and operation of its investment management business. Prior to founding Altai Capital in 2009, Mr. Bajaj held positions at Silver Point Capital, L.P., a global credit investment company, and Gleacher Partners, LLC, a private equity firm. Mr. Bajaj previously served on the boards of directors of MobileIron, Inc., a technology company, from April 2020 until its sale in December 2020 and ServiceSource International, Inc., a recurring revenue and customer success management software and services company, from November 2014 to May 2016. Mr. Bajaj graduated from The Wharton School at the University of Pennsylvania with a B.S. in Economics. We believe that Mr. Bajaj is qualified to serve on the Board due to his unique insights and perspective into the Company’s future strategy and his experience in investment management.

Brett Just became our Chief Financial Officer in April 2024, effective upon the closing of the Asset Sale. Mr. Just has served as our Chief Accounting Officer and Senior Vice President, Finance since March 2023. Mr. Just served as Interim co-Chief Financial Officer from June to October 2021. Mr. Just joined the Company as an Assistant Controller in September 2017 and was promoted to Corporate Controller in August 2019 and to Chief Accounting Officer in November 2020. Mr. Just was previously the Controller for the Internet of Things (IOT) Business Unit at Cisco Systems, Inc., a technology company, from 2016 to 2017 and Assistant Controller for Jasper Wireless, a technology company, from 2013 to 2016, prior to its acquisition by Cisco in March 2016. Mr. Just graduated from UCLA with a B.S. in Business Economics.

Joanna Forster has served as our General Counsel and Chief Compliance Officer since August 2023. Ms. Forster originally joined the Company in March 2021 as Associate General Counsel and was elevated to Chief Compliance Officer in April 2022. Previously, Ms. Forster served as a Deputy Attorney General at the California Department of Justice. Prior to her public service, she was an associate at Latham & Watkins, Manatt, Phelps & Phillips, and Jones Day, which are international law firms, where she handled a wide range of litigation matters, including antitrust, securities, and consumer deception cases. Ms. Forster was a Law Clerk to the Honorable Consuelo B. Marshall of the Central District of California. Ms. Forster holds both a J.D. and a B.A. in Political Science and Government from the University of California, Berkeley.

Non-Employee Directors

Michael Farlekas has served on our Board of Directors since the closing of the Asset Sale in April 2024. Mr. Farlekas has served as the Chief Executive Officer of Onit, Inc., a provider of legal workflow software and solutions, since January 2024. Prior to serving in that role, he served as the Chief Executive Officer of E2open, LLC, a provider of cloud-based, on-demand supply chain and execution software, from May 2015 to October 2023. Prior to serving in that role, Mr. Farlekas held positions at Roadnet Technologies, Inc., a provider of fleet management software solutions for private fleets, from 2012 to 2014 and RedPrairie Corporation, a provider of warehouse management solutions from 2001 to 2012. Mr. Farlekas graduated from Fairleigh Dickinson University with a B.S. in Mechanical Engineering and from Jacksonville University with an M.B.A. in International Business. We believe that Mr. Farlekas is qualified to serve as member of our Board due to his 20 years of experience in executive leadership for enterprise software companies.

Marshall Heinberg has served on our Board of Directors since the closing of the Asset Sale in April 2024. Mr. Heinberg is the founder and has served as the managing director of MAH Associates, LLC, a provider of strategic advisory and consulting services to companies evaluating financing and strategic alternatives, since 2012. He has also served as the chair of the board of directors of Custom Truck One Source, Inc., a single-source provider of specialized truck and heavy equipment solutions including sales, rentals, and financing, since April 2021 and as a director of Union Carbide Corporation, a subsidiary of Dow Inc, since July 2019. Previously, Mr. Heinberg served as the chair of the board of directors of PAE, Inc., an operational support services company, from February 2020 to February 2022 and on the boards of directors of Galmed Pharmaceuticals Ltd., a clinical-stage life sciences company, from October 2018 to June 2022 and ChannelAdvisor Corporation, an e-commerce company, from December 2019 to November 2022. Further, Mr. Heinberg previously served as the chair of the board of directors of Ecology and Environment, Inc., a subsidiary of WSP Global, Inc., from June 2017 to January 2020, as a director of Universal Biosensors, Inc., a world leader in electrochemical cell technology, from July 2010 to March 2021 and as an advisor to Burford Capital Limited, a legal finance products and services company, from July 2015 to July 2020. Mr. Heinberg began his investment banking career in 1987 in the corporate finance division of Oppenheimer & Co., Inc., an international bank, and served as head of the investment banking department and as a senior managing director of Oppenheimer & Co., Inc. from 2008 until 2012. Mr. Heinberg also served as the head of U.S. investment banking of CIBC World Markets, an international bank, from 2001 until 2008. Mr. Heinberg graduated from The Wharton School at the University of Pennsylvania with a B.S. in Economics and from Fordham University School of Law with a J.D. We believe that Mr. Heinberg is qualified to serve as a member of our Board due to his 35 years of extensive experience in capital markets as well as his business and financial experience in complex and related industries.

Elizabeth LaPuma has served on our Board of Directors since the closing of the Asset Sale in April 2024. Ms. LaPuma most recently served as the Head of the Balance Sheet Advisory Group at UBS Group AG, serving as a Managing Director, from January 2020 to July 2023, particularly focused on representing financial institutions. She also ran Alvarez & Marsal Holdings, LLC’s Asset Management Services group, from July 2013 to January 2020, managing a portfolio of assets including a portfolio of debt and equity investments and international assets. Prior to that, Ms. LaPuma worked in the Financial Advisory Group of BlackRock, Inc., as well as at Lazard, Inc., the global investment bank. Ms. LaPuma has sat on the boards of directors of WeWork Inc., a public, workspace provider company, since August 2023; Digital Media Solutions, Inc., a public, technology-enabled advertising company, since September 2023; Ebix, Inc., a public, software as a service for financial institutions company, since October 2023; and several private companies across several industries. Ms LaPuma previously served on the board of directors of Surgalign Holdings Inc., a global medical technology company, from June to its sale in July 2023. Ms. LaPuma graduated from The Wharton School at the University of Pennsylvania with a B.S. in Finance and an M.B.A. and from The School of Arts and Sciences at the University of Pennsylvania with a B.A. in International Relations. We believe that Ms. LaPuma is qualified to serve as a member of our Board of Directors due to her 20 years of experience advising on and structuring complex financial transactions, including securities offerings, mergers and acquisitions, and restructurings.

Richard Parisi has served on our Board of Directors since the closing of the Asset Sale in April 2024. Mr. Parisi is the founder and managing partner of Catania Capital Partners LLC, an investment firm formed in September 2020 focused on private equity and other junior capital investments across a range of industries, including telecom, media & technology, financial services and gaming. Prior to serving in that role, Mr. Parisi served as a senior investment professional at Silver Point Capital, L.P. from June 2005 to September 2020. He currently serves as the chairman of the board of directors of American Broadband Holding Company (d/b/a Fastwyre Broadband), a private broadband, video and voice service provider and a portfolio company of Madison Dearborn Partners, LLC, and Catania Capital. Mr. Parisi previously served on the board of directors of iPCS, a publicly traded telecom company that was ultimately sold to Sprint Nextel Corporation, from 2006 to 2007, and as the chairman of the board of directors of Affinity Gaming, a locally focused casino operator with properties in Nevada, Missouri, Iowa and Colorado, from 2013 to 2015. Mr. Parisi graduated from Duke University with a B.A. in Chemistry and Economics and received his M.B.A. from the Stanford University Graduate School of Business. We believe that Mr. Parisi is qualified to serve as a member of our Board of Directors due to his 25 years of investment and transaction experience.

Board Overview

The Board of Directors may establish the authorized number of directors from time to time by resolution. The Board of Directors currently consists of five members. Our directors hold office until their successors have been elected and qualified or appointed, or the earlier of their death, resignation or removal. The Board of Directors is divided into three classes with staggered three-year terms. Our Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws provide that only the Board of Directors Board can fill vacant directorships, subject to any special rights of holders of preferred stock. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors.

Upon the completion of the Asset Sale, several individuals departed from the Board of Directors, and several individuals joined the Board of Directors. For more information on management changes that took effect upon completion of the Asset Sale, see the section below titled “Directors, Executive Officers, and Corporate Governance—Directors and Executive Officers—Management Prior to the Completion of the Asset Sale.” The following table sets forth the current members of the Board of Directors, the class to which he or she belongs and when such director’s term expires:

Class	Director	Term Expiration
I	Rishi Bajaj	2026 Annual Meeting of Stockholders
II	Michael Farlekas	2024 Annual Meeting of Stockholders
II	Marshall Heinberg	2024 Annual Meeting of Stockholders
III	Elizabeth LaPuma	2025 Annual Meeting of Stockholders
III	Richard Parisi	2025 Annual Meeting of Stockholders

Family Relationships

There are no family relationships among any of our directors or executive officers.

Management Prior to the Completion of the Asset Sale

As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2023, our management changed in connection with the completion of the Asset Sale. In particular, upon completion of the Asset Sale on April 26, 2024:

•	Rishi Bajaj, one of our directors, remained on the Board of Directors and became our Chief Executive Officer;

•	Brett Just was appointed to serve as our Chief Financial Officer

•	the size of the Board of Directors was decreased to consist of a total of five directors;

•

the resignations of Tanzeen Syed, Julie Bradley, Lawrence Kutscher, Stephanie Tilenius, Hans Tung and Jun (Joe) Yan (collectively, the “Former Directors”) from the Board of Directors (and from all committees of the Board of Directors on which they served) became effective;

•

Michael Farlekas (Class II), Marshall Heinberg (Class II), Elizabeth LaPuma (Class III) and Richard Parisi (Class III) were appointed to fill the four vacancies resulting from those resignations and the decrease in the size of the Board of Directors; and

•

Jun (Joe) Yan, our Chief Executive Officer, Vivian Liu, our Chief Operating Officer and Chief Financial Officer, and Mauricio Monico, our Chief Product Officer, ceased to serve in their respective positions and as our employees.

Corporate Governance and Board Matters

Information Regarding the Board of Directors and its Committees

As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. During fiscal year 2023, our Board held twelve (12) meetings and there were five (5) Audit Committee meetings, four (4) Compensation Committee meetings, and four (4) Nominating and Corporate Governance Committee meetings.

The following table provides current membership information for each of our Board committees:

Name	Independent	Audit	Compensation	Nominating and Corporate Governance
Rishi Bajaj(1)
Michael Farlekas
Marshall Heinberg
Elizabeth LaPuma
Richard Parisi

Committee Chair

(1)

Mr. Bajaj joined the Board of Directors and the Compensation Committee in November 2023. In connection with the completion of the Asset Sale, Mr. Bajaj was appointed as the Company’s Chief Executive Officer in April 2024 and resigned from the Compensation Committee in April 2024.

Board Diversity Matrix

	Board Diversity Matrix (as of April 26, 2024)
Total Number of Directors			5

	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	4	—	—
Number of Directors Who Identify in Any of the Categories Below:
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

Below is a description of each Committee of the Board of Directors. The Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Corporate Governance Committees meets the applicable rules and regulations regarding “independence” and also that each member of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to Company matters.

Audit Committee

Since the completion of the Asset Sale in April 2024, the members of our Audit Committee have been Messrs. Heinberg and Parisi and Ms. LaPuma, each of whom can read and understand fundamental financial statements. Each is independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to audit committee members. Mr. Parisi chairs the Audit Committee. Our Board of Directors determined that Messrs. Heinberg and Parisi and Ms. LaPuma each qualified as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq.

Prior to the completion of the Asset Sale, the members of our Audit Committee were Mses. Bradley and Tilenius, and Mr. Kutscher, each of whom can read and understand fundamental financial statements. During their service to the Audit Committee, each was independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to audit committee members. Ms. Bradley chaired the Audit Committee. Our Board of Directors determined that Mses. Bradley and Tilenius each qualified as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq.

Our Audit Committee assists our Board of Directors’ oversight of the quality and integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of our independent registered public accounting firm; the effectiveness of our internal controls over financial reporting; and risk assessment and risk management. Among other matters, our Audit Committee’s responsibilities include:

•

Reviewing and discussing with our management and independent registered public accounting firm our financial reporting processes and the design, implementation, and maintenance of our internal controls, including the adequacy and effectiveness of those controls and procedures;

•	Discussing with our management and independent registered public accounting firm the scope of the annual audit and the results of the annual audit and quarterly reviews of our financial statements;

•	Appointing, retaining, compensating, and overseeing the work of our independent registered public accounting firm;

•	Approving the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	Reviewing and evaluating the lead audit partner of the independent registered public accounting firm;

•	Reviewing annual reports from the independent registered public accounting firm describing its internal quality-control procedures;

•	Reviewing critical accounting policies and practices;

•	Reviewing and overseeing all related person transactions in accordance with our policies and procedures;

•	Reviewing and approving our Code of Conduct and Ethics and our compliance with anti-corruption and anti-bribery laws; and

•

Establishing procedures for the receipt, retention, investigation, and treatment of any complaints regarding questionable accounting, internal accounting controls, or auditing matters, and potential violations of our Code of Conduct and Ethics as well as ensuring the ability of employees to make confidential, anonymous submissions regarding such concerns.

To fulfill the above obligations, our Audit Committee relies on: management for the preparation and accuracy of the Company’s financial statements; both management and the Company’s internal audit function for establishing effective internal controls and procedures to ensure the Company’s compliance with accounting standards, financial reporting procedures, and applicable laws and regulations; and the Company’s independent registered public accounting firm for unbiased, diligent audit or review, as applicable, of the Company’s financial statements and the effectiveness of the Company’s internal controls over financial reporting. The members of the Audit Committee are not employees of the Company and are not responsible for conducting the audit or performing other accounting procedures.

Our Audit Committee charter can be found on the “Corporate Governance” section of our investor relations website at ir.contextlogicinc.com. The Audit Committee held five (5) meetings during 2023. Each member of the Audit Committee attended all of the Audit Committee meetings.

Compensation Committee

Since the completion of the Asset Sale in April 2024, the members of our Compensation Committee have been Messrs. Farlekas and Parisi and Ms. LaPuma. Mr. Farlekas chairs our Compensation Committee. Each member of our Compensation Committee is: (i) independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to Compensation Committee members; (ii) a “non-employee director,” as defined in Rule 16b-3 adopted under Section 16 of the Exchange Act; and (iii) an “outside director” under Regulation Section 1.162-27 adopted under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Prior to the completion of the Asset Sale, the members of our Compensation Committee were Ms. Tilenius who was appointed to the Compensation Committee in February 2023 and Messrs. Syed, Tung, and Bajaj who was appointed to the Compensation Committee in November 2023. Mr. Syed chaired our Compensation Committee. During their tenure on the Compensation Committee, each member of our Compensation Committee was: (i) independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to Compensation Committee members; (ii) a “non-employee director,” as defined in Rule 16b-3 adopted under Section 16 of the Exchange Act; and (iii) an “outside director” under Regulation Section 1.162-27 adopted under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Our Compensation Committee assists the Board of Directors with its oversight of the compensation of our executive officers and directors, and administers compensation and incentive plans for employees and other service providers. Among other matters, our Compensation Committee’s responsibilities include:

•	Reviewing, determining, and approving all compensation to be paid or awarded to all executive officers;

•	Reviewing and recommending to the Board corporate performance goals and objectives relevant to executive compensation;

•	Overseeing annual succession and leadership development planning for the CEO and management’s succession and leadership development plans for other executive officers and key employees;

•	Administering and overseeing our equity incentive plans and employee stock purchase plan;

•	Overseeing compliance with legal and regulatory requirements associated with compensation of our executive officers, other employees, and non-employee directors;

•	Managing the risks associated with compensation policies and programs, including an annual review of our risk management processes related to compensation programs; and

•

Reviewing annually our overall compensation philosophy and strategy, including base salary, incentive compensation, and equity-based awards, including whether they promote stockholder interests and support our strategic objectives.

Our Compensation Committee charter can be found on our investor relations website at ir.contextlogicinc.com. Our Compensation Committee held four (4) meetings and acted by written consent four (4) times during 2023. Each member of our Compensation Committee attended all of the Compensation Committee meetings. Mr. Yan, our former Chief Executive Officer, did not participate in the determination of his own compensation or the compensation of directors when he was serving as Chief Executive Officer, but made recommendations to our Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees. Mr. Bajaj, our current Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, Mr. Bajaj makes recommendations to our Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and Mr. Bajaj participates in our Compensation Committee’s deliberations about their compensation. Other than our Chief Financial Officer, Brett Just, and our General Counsel, Joanna Forster, neither of whom participates with respect to their own respective compensation, no other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors.

Nominating and Corporate Governance Committee

Since the completion of the Asset Sale in April 2024, the members of our Nominating and Corporate Governance Committee have been Messrs. Heinberg and Farlekas. Mr. Heinberg chairs the Nominating and Corporate Governance Committees. Each member of our Nominating and Corporate Governance Committee is independent as currently defined under Nasdaq listing standards.

Prior to the completion of the Asset Sale in April 2024, the members of our Nominating and Corporate Governance Committee were Messrs. Syed and Tung. Ms. Tilenius transitioned from the Nominating and Corporate Governance Committee to the Compensation Committee in February 2023. Mr. Syed chaired the Nominating and Corporate Governance Committee. During their terms of service to the Nominating and Corporate Governance Committee, each member of our Nominating and Corporate Governance Committee was independent as currently defined under Nasdaq listing standards.

Our Nominating and Corporate Governance Committee assists our Board of Directors with its oversight of and identification of individuals qualified to become members of our Board, consistent with criteria approved by our Board, and selects, or recommends that our Board selects, director nominees, develops and recommends to our Board a set of corporate governance guidelines, and oversees the evaluation of our Board. Among other matters, our Nominating and Corporate Governance Committee’s responsibilities include:

•	Overseeing the Board evaluation process, including conducting periodic evaluations, and reviewing the composition and size of the Board;

•	Developing the criteria for Board membership and establishing procedures for the submission of director nominees to the Board;

•	Reviewing the effectiveness of our Corporate Governance Guidelines and recommending proposed changes to the Board, including a review of the Board’s leadership structure; and

•	Developing recommendations for continuing education programs for directors and overseeing any programs relating to corporate responsibility.

Our Nominating and Corporate Governance Committee charter can be found on our investor relations website at ir.contextlogicinc.com. The Nominating and Corporate Governance Committee held four (4) meetings during 2023. Each member of the Nominating and Corporate Governance Committee attended all of the Nominating and Corporate Governance Committee meetings, except for Mr. Tung, who missed one (1) meeting.

Our Nominating and Corporate Governance Committee believes that the minimum qualifications and skills that candidates for director should possess include: (i) the highest professional and personal ethics and values, (ii) a commitment to enhancing stockholder value, and (iii) sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. The Committee also considers the following factors, in no particular order of importance: (i) various and relevant career experience, (ii) relevant skills, such as an understanding of the Company’s business and technology, (iii) financial expertise, (iv) diversity, and (v) local and community ties. Notwithstanding the foregoing, our Nominating and Corporate Governance Committee retains the right to modify these qualifications from time to time.

Under our Corporate Governance Guidelines, diversity is one of several critical factors considered by the Nominating and Corporate Governance Committee when evaluating the composition of our Board of Directors, amongst other selection criteria. We consider various diversity factors when considering director candidates, including race, ethnicity, gender, age, professional experience, national origin, and geography. We believe each director contributes to our Board’s overall diversity by providing a variety of perspectives based on distinct personal and professional experiences and backgrounds.

We are committed to enhancing the diversity of our Board of Directors and in furtherance of this, the Nominating and Corporate Governance Committee will conduct annual self-evaluations to assess its performance and effectiveness, which we expect will include its consideration of diversity and other selection criteria.

Our Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders and evaluate them using the same criteria as candidates identified by our Board or the Committee for consideration. If a stockholder of the Company wishes to recommend a director candidate for consideration by our Nominating and Corporate Governance Committee, the stockholder recommendation should be delivered to the Secretary of the Company at the principal executive offices of the Company, and must include information regarding the candidate and the stockholder making the recommendation.

Board Leadership Structure

Our Board of Directors represents our stockholders and the Board’s primary purpose is to build long-term stockholder value. Our Board of Directors also believes it is important to determine a board leadership structure that ensures the independent oversight of management as our Company continues to grow. Under our Corporate Governance Guidelines, our Board of Directors is not required to separate the offices of the chairperson and the chief executive officer but may do so if it deems it advisable and in the best interests of the Company and its stockholders. As of the completion of the Asset Sale, Mr. Bajaj has served as both our CEO and Board Chairperson. Our Board believes that this combination is in the best interests of us and our stockholders because by serving as both our CEO and Board Chairperson, Mr. Bajaj has a dual perspective into the responsibilities of each role and a comprehensive view of our strategic goals which allows us to make decisions more quickly and efficiently.

Our Lead Independent Director is responsible for conducting sessions with the independent directors as part of every Board of Directors meeting and chairing all meetings of the independent directors. With Mr. Bajaj’s appointment as Board Chairperson, Mr. Farlekas became our Lead Independent Director in April 2024. Under our Corporate Governance Guidelines, our Lead Independent Director facilitates communication between management, the independent directors and the Chairperson of the Board, actively participates in setting the agenda for Board meetings, presides at executive session of the Board of Directors and performs such other duties as specified by the Board of Directors.

We believe this structure of a separate Chairperson and Chief Executive Officer, combined with a Lead Independent Director, if and when necessary, results in an effective balancing of responsibilities, and is the optimal structure for overseeing the strategic direction and leadership of the Company while also ensuring effective communication among Board members.

Risk Oversight Management

Our Board of Directors provides risk oversight for the Company by receiving management presentations, including risk assessments, from all functional areas of the Company, and discussing these assessments with management. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board of Directors to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cyber security, strategic, and reputational risk. Our Board of Directors administers its oversight function directly as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. Our Board of Directors has delegated responsibility related to certain risks to the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee discusses with management and our independent registered public accounting firm our risk management guidelines and policies, our major financial risk exposures, and the steps needed or taken to monitor and control such exposures. The Nominating and Corporate Governance Committee has primary responsibility to oversee risks related to Board structure and composition, and corporate governance. Our Compensation Committee oversees risks related to our compensation programs, and discusses with management its annual assessment of employee compensation policies and programs. Based upon this review, our Compensation Committee believes that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company in the future. Specifically, we believe that the elements of our compensation program do not encourage unnecessary or excessive risk taking. Base salaries are fixed in amount, and thus do not encourage risk taking. A significant proportion of the compensation provided to our executives, and a material amount of the compensation provided to other employees, is in the form of long-term equity awards that are important to help further align employee interests with those of our stockholders. We do not believe that these awards encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price, and because awards are subject to long-term vesting schedules to help ensure that employees have significant value tied to long-term stock price performance.

Stockholder Communications with our Board of Directors

Stockholders wishing to communicate with our Board of Directors or with an individual member of our Board of Directors may do so by writing to our Board of Directors or to the particular member of our Board of Directors, care of the General Counsel and Secretary by mail to our principal executive offices, Attention: General Counsel and Secretary. The front of the envelope should indicate that it contains stockholder communication. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to: (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals, (ii) stockholder notice pursuant to Exchange Act Rule 14a-19 and communications made in connection with such notice, or (iii) service of process or any other notice in a legal proceeding.

Meetings of the Board of Directors

Our Board of Directors met twelve (12) times during 2023. Each member of our Board of Directors attended at least 75% of the aggregate of the meetings of our Board of Directors and of the Committees on which he or she served, held during the period for which such member was a Director or Committee Member. Members of our Board of Directors also consulted informally with management from time to time and our Board of Directors acted by written consent four (4) times during 2023. While we do not have a formal policy regarding attendance by members of our Board of Directors at our annual meetings of stockholders, all directors are encouraged to attend our 2024 Annual Meeting of Stockholders. At our 2023 Annual Meeting of Stockholders, all of our then-serving directors were in attendance.

Corporate Governance Guidelines

Our Board of Directors has adopted corporate governance guidelines to ensure that our Board of Directors has the necessary practices in place to review and evaluate ContextLogic Inc.’s business operations and long-term strategy. The corporate governance guidelines set forth the practices our Board of Directors follows with respect to board and corporate governance, including board leadership, evaluating management’s performance and compensation, formulating company strategy, overseeing risk management and legal and ethical compliance, and managing potential conflicts of interest, among other responsibilities. The corporate governance guidelines, as well as the charters for each committee of our board of directors, are posted on our website.

Corporate Responsibility

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, color, citizenship, religion, creed, national origin, ancestry, gender, sexual orientation, age, marital status, veteran status, disability, medical condition, or any other status protected by applicable law. Our global employment policies and compliance trainings prohibit such discrimination and harassment. Our management team and employees are also expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. Moreover, we believe our values-based culture is a critical component to our success and our employees are critical to the success of our Company. We strive to create a supportive environment, where employees can contribute, learn, and grow in their careers. Our Company also prioritizes employee development and training, which we believe has a direct impact on employee growth, engagement, and retention. Additionally, we support the well-being of our employees by providing wellness benefits to support their overall health and ongoing well-being.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Conduct and Ethics, which applies to all of our employees, officers, including our principal executive officer, principal financial officer, and principal accounting officer, and directors. We also expect our contractors, consultants, suppliers, agents, and other third parties to follow our Code of Conduct and Ethics in connection with their work for us. The full text of our Code of Conduct and Ethics is posted on investor relations website at ir.contextlogicinc.com. We intend to disclose future amendments to, or waivers, of our Code of Conduct and Ethics as and to the extent required by SEC regulations, at the same location on our website identified above and in public filings. Our Code of Conduct and Ethics represents our commitment to business integrity. The purpose of our Code of Conduct and Ethics is to promote compliance with applicable laws, regulations, and company policies; address common ethical situations we could encounter in our business; promote integrity and the highest standards of ethical conduct; and avoid even the appearance of anything improper in connection with our business activities.

Item 11. Executive Compensation.

Our “named executive officers” for 2023 were:

•	Jun (Joe) Yan, our former Chief Executive Officer[1];

•	Vivian Liu, our former Chief Financial Officer and Chief Operating Officer[2]; and

•	Mauricio Monico, our former Chief Product Officer[3]

Summary Compensation Table For 2023

The following table sets forth information concerning the total compensation awarded to, earned by, or paid to our named executive officers for the year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jun (Joe) Yan(2) Former Chief Executive Officer
	2023	550,000	—	2,504,500	3,373,242	—	6,427,742
	2022	145,833	200,000	1,678,246	1,177,986	—	3,202,066
Vivian Liu(3) Former Chief Financial Officer and Chief Operating Officer
	2023	587,500		880,948			1,468,448
	2022	550,000	—	3,935,184	—	—	4,485,184
Mauricio Monico(4) Former Chief Product Officer
	2023	487,500	—	880,948	—	—	1,368,448

(1)

The amounts reported in this column reflect the accounting value for these equity awards and may not correspond to the actual economic value that may be received by our named executive officers from the equity awards. In accordance with SEC rules, this column reflects the grant date fair value of our option grants and restricted stock units (“RSUs”) calculated in accordance with ASC Topic 718 for stock-based compensation transactions. See Note 8 to our consolidated financial statements within Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed on March 5, 2024 for a discussion of all assumptions made by us in determining the grant date fair value of such awards.

(2)	Mr. Yan is no longer serving as our Chief Executive Officer, effective as of April 19, 2024.
(3)	Ms. Liu is no longer serving as our Chief Financial Officer, effective as of April 19, 2024.
(4)	Mr. Monico was appointed Chief Product Officer on February 23, 2023, but is no longer serving in such role as of April 19, 2024. Accordingly, his, compensation information is only provided for 2023.

Narrative Disclosure to Summary Compensation Table

Base Salaries and Annual Incentive Opportunities

To maintain a competitive executive compensation program, we offer cash compensation in the form of annual base salaries to reward individual contributions and to compensate our executives for their day-to-day responsibilities. We typically do not also provide any form of short-term cash incentive program to our executive officers.

[1]

Mr. Yan was appointed as our Interim Chief Executive Officer effective September 8, 2022, our permanent Chief Executive Officer on February 21, 2023, and terminated his employment on April 19, 2024, in connection with the Asset Sale.

[2]	Ms. Liu terminated her employment with us on April 19, 2024, in connection with the Asset Sale.
[3]	Mr. Monico was promoted to the role of Chief Product Officer effective February 23, 2023, and terminated his employment with us on April 19, 2024, in connection with the Asset Sale.

Our Compensation Committee reviews the base salaries of our executive officers in connection with our annual performance review cycle. In March 2023, the Compensation Committee reviewed the base salaries of our executive officers and determined that it would increase the base salaries of Ms. Liu and Mr. Monico, as a result of their performance, criticality, and expected future contributions. Such salaries became effective in April 2023. The base salaries of Messrs. Yan and Monico and Ms. Liu were set by our Compensation Committee at the time of their commencement of employment with us, taking into account previous experience, competitive market data and benchmarks, critically needed skills and expected future contributions, and which reflected their individual negotiation with us as part of their employment packages with us.

Our named executive officers’ 2023 base salaries were as follows: $550,000 for Mr. Yan; $600,000 for Ms. Liu; and $500,000 for Mr. Monico.

Equity Compensation

To focus our named executive officers on the achievement of our business objectives, a majority of their compensation is equity-based. We emphasize the use of equity compensation in the form of RSU awards to motivate our named executive officers to focus on the growth of our overall enterprise value and, correspondingly, to create sustainable long-term value for our stockholders. Our use of RSU awards is also consistent with broad competitive market practices at comparable technology companies. We believe that having a substantial portion of our named executive officers’ target total direct compensation tied to RSU awards aligns more closely with our business strategy to focus on long-term growth and innovation. We desire that our named executive officers share in the risk and rewards of our long-term performance, similar to our stockholders. For our executive officers, we may also grant discretionary performance-based RSU awards, which we believe provide greater incentive and retention objectives for them, as well as further aligning their interests with those of our stockholders.

In 2023, we used both options and RSU awards as the long-term incentive compensation component of our executive compensation program. Options were granted solely to Mr. Yan in connection with the commencement of his employment as our Chief Executive Officer, following his interim role with us; however, RSUs remain the primary type of equity award utilized for annual refresh and promotional awards to our executives.

Our RSU awards typically include a multi-year service-based vesting requirement, allowing them to serve as an effective retention tool while also motivating our named executive officers to work toward achieving our corporate objectives that we believe provide a meaningful return to our stockholders. Our stock options provide our newly hired executive officers with realizable value over time only if our stockholders also realize value after the date options are granted, thereby furthering the alignment of the interests of these executive officers and stockholders.

In granting equity awards, our Compensation Committee generally considers, among other things, the named executive officer’s cash compensation, the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, our financial results, our total annual equity budget and any share pool funding constraints, an evaluation of the expected and actual performance of each named executive officer, their individual contributions and responsibilities, the retention hold of their existing outstanding and unvested equity awards and how that hold lapses over time as the awards vest, and the recommendations of our then-current Chief Executive Officer (except with respect to his own equity awards) which take into account an analysis of competitive market data prepared by our compensation consultant and internal pay parity considerations.

During 2023, we granted options to Mr. Yan and each of RSUs to Messrs. Yan and Monico and Ms. Liu under our 2020 Plan.

Mr. Yan was granted an award of 166,666 RSUs on February 27, 2023 which vests quarterly over two years, subject to Mr. Yan’s continued service with us, with the first quarterly vesting date on May 15, 2023. Mr. Yan was also granted an option award for 299,444 shares of our common stock on February 27, 2023 which vests quarterly over two years, subject to Mr. Yan’s continued service with us, with the first vesting date on May 15, 2023.

Ms. Liu was granted an award of 119,047 RSUs on April 27, 2023 which vests quarterly over two and a half years, subject to Ms. Liu’s continued service with us, with the first quarterly vesting date on August 15, 2023.

Mr. Monaco was granted an award of 119,047 RSUs on April 27, 2023 which vests quarterly over two and a half years, subject to Mr. Monaco’s continued service with us, with the first quarterly vesting date on August 15, 2023.

Health and Welfare Benefits

Our named executive officers are eligible to participate in the same employee benefit plans, and on the same terms and conditions, as all other full-time, salaried U.S. employees. These benefits include medical, dental, and vision insurance, business travel insurance, an employee assistance program, health and dependent care flexible spending accounts, basic life insurance, accidental death and dismemberment insurance, short-term and long-term disability insurance, wellness benefits, and commuter benefits.

We design our employee benefits programs to be competitive in relation to the market as well as compliant with applicable laws and best practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws, practices, and the competitive market.

Retirement Benefits

We maintain a Section 401(k) plan for our employees in the United States, including our named executive officers. The Section 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), so that contributions to the plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn, and so that contributions made by us, if any, will be deductible by us when made. Currently, we do not provide company matching contributions to participants in the Section 401(k) plan. Additionally, the Section 401(k) plan also allows for employee contributions to be made on an after-tax basis in the form of Roth contributions. These contributions are intended to qualify under Section 402A of the Code and are designated to grow with tax-free earnings and are distributed at retirement without triggering any future income tax liability.

We do not provide pension or other defined benefit plan arrangements for our named executive officers or other employees, nor do we provide any nonqualified defined contribution or other deferred compensation plans to any of our employees, except where required by local law.

Perquisites and Other Personal Benefits

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. During 2023, none of our named executive officers received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual.

Outstanding Equity Awards at 2023 Fiscal Year-End Table

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2023, including the number of shares subject to each award and, where applicable, the exercise price per share. The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

Name		Option Awards					Stock Awards
	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Jun (Joe) Yan	9/27/2022	64,935	—	25.85	9/27/2032		—		—
	2/15/2023	112,290	187,154	15.03	2/27/2033	(1)	—		—
	2/15/2023	—	—	—	—		104,167	(2)	619,794
Vivian Liu	11/10/2021	—	—	—	—		49,172	(3)	292,573
	2/15/2022	—	—	—	—		32,150	(4)	191,293
	5/15/2023				95,238	(5)	566,666
Mauricio Monico	11/15/2021	—	—	—	—		18,907	(3)	112,497
	5/15/2022	—	—	—	—		992	(2)	5,902
	8/15/2022	—	—	—	—		12,500	(2)	74,375
	5/15/2023	—	—	—	—		95,238	(5)	566,666

(*)	Market value is based on the closing price of our common stock on December 29, 2023, the last trading day of our fiscal year, which was $5.95 per share.

(1)

The service-based vesting condition is satisfied as to 1/8th of the total shares of common stock underlying the Option award on each of the quarterly Company vest dates after the Vesting Commencement Date, subject to the executive officer’s continued service to us through the applicable vesting date. The quarterly Company vest dates are February 15th, May 15th, August 15th and November 15th.

(2)

The service-based vesting condition is satisfied as to 1/8th of the total shares of common stock underlying the RSU award on each of the quarterly Company vest dates after the Vesting Commencement Date, subject to the executive officer’s continued service to us through the applicable vesting date. The quarterly Company vest dates are February 15th, May 15th, August 15th and November 15th.

(3)

The service-based vesting condition is satisfied as to 1/16th of the total shares of common stock underlying the RSU award on each of the quarterly Company vest dates after the Vesting Commencement Date, subject to the executive officer’s continued service to us through the applicable vesting date. The quarterly Company vest dates are February 15th, May 15th, August 15th and November 15th.

(4)

The service-based vesting condition is satisfied as to 1/12th of the total shares of common stock underlying the RSU award on each of the quarterly Company vest dates after the Vesting Commencement Date, subject to the executive officer’s continued service to us through the applicable vesting date. The quarterly Company vest dates are February 15th, May 15th, August 15th and November 15th.

(5)

The service-based vesting condition is satisfied as to 1/10th of the total shares of common stock underlying the RSU award on each of the quarterly Company vest dates after the Vesting Commencement Date, subject to the executive officer’s continued service to us through the applicable vesting date. The quarterly Company vest dates are February 15th, May 15th, August 15th and November 15th.

Employment Arrangements with Named Executive Officers

We have entered into written employment offer letters with each of our named executive officers. We believe that these arrangements were necessary to secure the service of these individuals in a highly competitive job market. Each of these employment offer letters does not have a specific term, provides for “at will” employment (meaning that either we or the named executive officer may terminate the employment relationship at any time, with or without cause, and with or without notice) and generally sets forth the named executive officer’s initial base salary, eligibility to participate in our standard employee health and welfare benefit plans and programs, and includes a recommendation for an equity award to be approved by our Compensation Committee or our Board of Directors. In addition, each of these employment offer letters required the named executive officer to execute our standard Proprietary (Confidential) Information and Invention Assignment Agreement.

Severance Arrangements with Named Executive Officers

We entered into severance and change in control agreements with each of our named executive officers—with Mr. Yan in February 2023 in connection with his transition to our permanent Chief Executive Officer role, with Ms. Liu in connection her commencement of employment with us in 2021, and with Mr. Monico in connection with his appointment to Chief Product Officer in July 2023.

The terms of the severance and change in control agreements are described below, as in effect prior to the named executive officer’s termination of employment, as applicable.

Termination Not in Connection with a Change in Control

Pursuant to his severance and change in control agreement, Mr. Yan was eligible to receive a lump sum cash payment equal to 12 months of his base salary and an additional lump sum cash payment equal to 12 months of his benefit premiums if he was terminated by the Company without cause or he resigned for good reason. If the employment of one of our other named executive officers was terminated by the Company without cause or if such officer resigned for good reason, such officer was eligible to receive a lump sum cash payment equal to six months of their base salary, an additional lump sum cash payment equal to six months of their benefit premiums, and 12 months accelerated vesting of their time-based equity awards.

Termination in Connection with a Change in Control

Pursuant to his severance and change in control agreement, Mr. Yan was eligible to receive a lump sum cash payment equal to 24 months of his base salary, an additional lump sum cash payment equal to 24 months of his benefit premiums, and full acceleration of his time-based equity awards if his employment was terminated by the Company without cause or he resigned for good reason, in either case, within three months prior to or 12 months after a change in control. If the employment of one of our other named executive officers was terminated by the Company without cause or if such officer resigned for good reason, in either case within three months prior to or 12 months after a change in control, such officer would be eligible to receive a lump sum cash payment equal to 12 months of the officer’s base salary, an additional lump sum cash payment equal to 12 months of the officer’s benefit premiums, and full acceleration of the officer’s time-based equity awards.

For purposes of the severance and change in control agreements, the terms “cause,” “change in control,” and “good reason” have the following meanings:

“Cause” means an executive officer’s willful and intentional unauthorized use or disclosure of our confidential information or trade secrets which causes material harm, material breach of any agreement with us, material failure to comply with our written policies or rules, conviction of a felony, gross negligence or willful misconduct, continuing failure to perform assigned duties (other than as a result of a disability) or failure to cooperate in good faith with a governmental or internal investigation.

“Good Reason” means a material diminution in the nature or scope of the executive officer’s responsibilities, authority, powers, functions or duties, a material reduction in the executive officer’s base salary, or a requirement that the executive officer relocate more than 50 miles.

“Change in Control” means any person (other than Piotr Szulczewski) acquires ownership of more than 50% of our voting stock, a sale of all or substantially all of our assets, consummation of a merger of the Company with or into another entity if our capital stock represents less than 50% of the voting power of the surviving entity or its parent, or certain changes in the composition of our Board of Directors.

Employment Transitions in 2023 and 2024

Effective as of the closing of the Asset Sale on April 19, 2024, Messrs. Yan and Monico and Ms. Liu no longer serve as our executive officers and each received the severance payments and benefits set forth in their respective severance and change in control agreements for termination in connection with a change in control, as described above.

Corporate Governance Policies

Derivative Securities and Hedging Transactions

Our insider trading policy prohibits transactions by our directors, officers and other employees and their designees in publicly-traded options, such as puts and calls, and other derivative securities with respect to our Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities. Stock options, restricted stock units, restricted stock, stock appreciation rights, and other securities issued pursuant to our Company benefit plans or other compensatory arrangements with our Company are not subject to this prohibition. Our insider trading policy also prohibits our directors, officers, and other employees and their designees from pledging Company securities as collateral for loans.

Stock Ownership Guidelines and Requirements

We do not currently have any stock ownership requirements for our executive officers and the non-employee members of our Board of Directors, however, it is strongly encouraged.

Clawback Policy

Our named executive officers are subject to our clawback policy which, consistent with SEC and Nasdaq rules, requires the reimbursement of certain incentive-based compensation in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement under U.S. securities laws.

Director Compensation Table

The table below shows the total compensation that we paid to our non-employee directors who received compensation during 2023:

Name	Stock Awards($)(1)	Cash Compensation(2)	Total ($)
Julie Bradley(3)	148,383	127,500	275,883
Tanzeen Syed(3)	341,292		341,292
Stephanie Tilenius(3)	148,383	125,625	274,008
Hans Tung(3)	309,145		309,145
Lawrence Kutscher(3)	148,383	120,000	268,383
Rishi Bajaj(4)	105,200		105,200

(1)

The amounts in this column represent the aggregate grant date fair value of stock awards granted to the non-employee director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 8 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of the assumptions made by the Company in determining the grant date fair value of its equity awards. As of December 31, 2023, certain of our non-employee directors held outstanding RSU awards under which the following number of units (convertible into shares of our common stock) are issuable upon vesting: Ms. Bradley—12,829; Mr. Syed—27,380; Ms. Tilenius—12,829; Mr. Tung -24,801; Mr. Kutscher—17,724 and Mr. Bajaj—20,000.

(2)

The amounts in this column represent the cash compensation each director, who did not opt to receive RSUs in lieu of cash compensation, was paid during fiscal year 2023. Pursuant to the non-employee director compensation program, the cash compensation is paid on a quarterly basis, such that 75% was actually paid in fiscal year 2023 as described in the table above, and the remaining 25% was paid on the next quarterly payment date in January 2024.

(3)	Resigned from our Board of Directors in April 2024.
(4)	Mr. Bajaj was appointed to our Board of Directors in November 2023.

Non-Employee Director Compensation

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board.

Equity Compensation

Each of our non-employee directors is compensated with periodic automatic grants of equity, which are granted under our 2020 Plan and are non-discretionary.

Initial Equity Award. Each non-employee director appointed to our Board of Directors will be granted RSUs on the date of his or her appointment to our Board of Directors having an aggregate value of $440,000 based on the closing price of our common stock on the date of grant. The RSUs will vest with respect to 1/3rd of the total number of RSUs subject to such award on each annual anniversary of the date of grant, in each case, as long as the non-employee director continues to serve on our Board of Directors through such date; provided, however, that vesting will be prorated on a monthly basis for a termination of service prior to an annual vesting date.

Annual Equity Award. Following the conclusion of each regular annual meeting of stockholders, each non-employee director who is serving on our Board of Directors on, and will continue to serve on our Board of Directors immediately following, the date of the annual meeting, will automatically be granted additional RSUs. As amended in November 2022, and commencing as of the 2023 Annual Meeting, such grant of RSUs will have an aggregate value of $150,000 based on the closing price of our common stock on the date of grant. The RSUs will vest in full on the earlier of the one-year anniversary of the date of grant or the date of the next regular annual meeting of stockholders, so long as the non-employee director continues to serve on our Board of Directors through such date; provided, however, that vesting will be prorated on a monthly basis for a termination of service prior to such vesting date.

Cash Compensation

Prior to the amendment of our non-employee director compensation program in November 2022, our non-employee directors did not receive any cash compensation for their services, and were compensated solely with the equity awards described above.

Commencing as of the conclusion of the 2023 Annual Meeting, each non-employee director will receive an annual retainer of $150,000. The annual retainer will be paid quarterly, with 1/4th of the cash retainer paid on the date of the regular annual meeting of stockholders and an additional 1/4th will be paid every three months thereafter.

In addition, our non-employee directors will receive the following additional annual cash retainers:

Position	Cash Retainer Value
Lead Independent Director	$20,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Nominating and Corporate Governance Committee Chair	$10,000
Audit Committee Member	$10,000
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Member	$5,000

The additional cash retainers described in the table above will be paid quarterly, with 1/4th of the cash compensation paid on the date of the regular annual meeting of stockholders and an additional 1/4th will be paid every three months thereafter.

Our non-employee directors may elect to receive RSUs in lieu of any of the above described cash compensation; provided, however, that such an election is made during an open trading window and prior to the next regular annual meeting of stockholders. If a non-employee director elects to receive their annual retainer in RSUs, the grant would be subject to the non-employee director’s continuing service and the RSUs will vest in full on the earlier of the one-year anniversary of the date of grant or the date of the next regular annual meeting of stockholders following the date of grant; provided, however, that if a non-employee director terminates service prior to such vesting date or ceases to provide services in their applicable role (e.g., as Lead Independent Director, Committee Chair or Committee service) but continues to serve as a member of our Board of Directors, as applicable, a pro-rated portion of the RSUs related to such non-employee director’s service and/or role, as applicable, will automatically vest upon the non-employee director’s termination of service or role, as applicable, equal to (i) the total number of RSUs subject to the award multiplied by (ii) a fraction, the numerator of which is the number of whole months since the last annual meeting of the Company’s stockholders and the denominator of which is 12.

We will continue to reimburse our non-employee directors for their reasonable expenses incurred in connection with attending Board of Directors and Committee meetings, as well as reasonable expenses incurred in connection with continuing education programs focused on the Company’s business, industry, legal, and the ethical responsibilities of board members. Additionally, the equity awards described above will vest in full in the event of a “change in control” of the Company (as defined in our 2020 Plan).

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Syed, Tung, and Bajaj served on our Compensation Committee during 2023. None of the members of our Compensation Committee during the 2023 fiscal year (or at any other time) simultaneously served as an officer or employee of the Company. No interlocking relationship exists, or during the 2023 fiscal year existed, between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 26, 2024 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, based on information from Company records and filings with the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us and filings with the SEC, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they each beneficially own, subject to applicable community property laws.

We have based our calculation of the percentage of beneficial ownership on 24,490,431 shares of our common stock outstanding as of April 26, 2024. In cases of holders who are not directors and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) may reflect holdings as of a date prior to April 26, 2024.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is 2648 International Blvd., Ste 115, Oakland, CA 94601.

Name of Beneficial Owner	Shares Beneficially Owned	Ownership %
> 5% Stockholders:
BlackRock, Inc.(1)	1,608,355	6.6%
Directors and Named Executive Officers:
Rishi Bajaj(2)	20,000	*
Michael Farlekas(3)	—	—
Marshall Heinberg(4)	—	—
Elizabeth LaPuma(5)	—	—
Richard Parisi(6)	—	—
Jun Yan(7)	543,758	2.2
Ying Liu(8)	177,909	*
Mauricio Monico	108,707	*
All current executive officers and directors as a group (7 persons)	94,110	*

*	Less than one percent.
(1)

Based on the Schedule 13G filed with the SEC on January 26, 2024 by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting power of 1,578,354 shares and sole dispositive power of 1,608,355 shares. The subsidiaries included in the report were as follows: Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, and BlackRock Investment Management, LLC. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)	Mr. Bajaj holds 20,000 restricted stock units which have vested as of April 26th, 2024, but won’t settle until May 1st, 2024.

(3)	Mr. Farlekas also holds 25,684 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 26, 2024.
(4)	Mr. Heinberg also holds 25,684 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 26, 2024.
(5)	Ms. LaPuma also holds 25,684 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 26, 2024.
(6)	Mr. Parisi also holds 25,684 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 26, 2024.
(7)	Mr. Yan holds 83,334 restricted stock units which have vested as of April 26th, 2024, but will not settle until May 1st, 2024.
(8)	Ms. Liu holds 108,707 restricted stock units which have vested as of April 26th, 2024, but will not settle until May 1st, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to each of our equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	2,125,596	16.31(2)	2,288,152(3)(4)
Equity compensation plans not approved by stockholders(5)	417,305	25.85(2)	349,811
Total	2,542,901	18.00(2)	2,637,963

(1)

Includes the 2010 Stock Plan (the “2010 Plan”), the 2020 Plan, and our 2020 Employee Stock Purchase Plan (the “ESPP”). The 2010 Plan was terminated following the completion of our initial public offering.

(2)	Does not take into account outstanding RSUs as these awards have no exercise price.
(3)	Includes 577,841 shares of common stock available under our Employee Stock Purchase Plan.
(4)

The number of shares reserved for issuance under our 2020 Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (b) the number of shares determined by our Board of Directors. The number of shares reserved for issuance under our Employee Stock Purchase Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2022 and ending in 2040, by a number equal to the lesser of: (a) 250,000 shares; (b) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (c) the number of shares determined by our Board of Directors.

(5)

The ContextLogic Inc. 2022 New Employee Equity Incentive Plan (the “2022 Plan”) is a non-shareholder approved plan which was adopted by our Board of Directors on January 27, 2022 and is intended to satisfy the requirements of Nasdaq Listing Rule 5635(c)(4) or any successor thereto. Nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units may be granted under the 2022 Plan to new employees of the Company. Our Board of Directors has authorized 900,000 shares of our common stock for issuance under the 2022 Plan. All option grants made pursuant to the 2022 Plan must have an exercise price per share of no less than 100% of the fair market value per share of our common stock on the grant date. Each option or other equity incentive award granted pursuant to the 2022 Plan will vest in installments over the recipient’s period of service with us. Additional features of the 2022 Plan are described in Note 8 to our consolidated financial statements within Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed on March 5, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

As provided by our Audit Committee charter, our Audit Committee has the primary responsibility for the review, approval, and oversight of any related party transaction. A related party includes our directors, executive officers, beneficial owners of more than 5% of our voting securities, or any member of the immediate family or person sharing the household with the foregoing persons. A related party transaction is any transaction, arrangement, or relationship (or series of similar transactions, arrangements, or relationships) in which we are, were, or will be a participant and the amount involved exceeds $120,000, and in which the related party had, has, or will have a direct or indirect material interest. Under our Related Party Transaction Policy, our management is required to submit any related party transaction not previously approved or ratified by our Audit Committee to our Audit Committee. In approving or rejecting the proposed transactions, our Audit Committee takes into account all of the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Audit Committee will approve only those transactions that, as determined by our Audit Committee, are in, or are not inconsistent with, our best interests and the best interests of our stockholders.

Related Party Transactions

Other than the compensation arrangements with directors and current or former executive officers described elsewhere in this Annual Report on Form 10-K or as described below, since January 1, 2022, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount exceeds, or would exceed, the lower of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any related party had or will have a direct or indirect material interest. We believe the terms of the transactions described below were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Director Independence

As required under the listing standards of the Nasdaq Global Select Market (“Nasdaq”), a majority of the members of a listed company’s board of directors must be independent. Management and outside counsel have reviewed the directors’ responses to a questionnaire asking about their transactions, relationships, and arrangements with us (and those of their immediate family members), and other potential conflicts of interest. Other than as set forth in this Annual Report on Form 10-K, these questionnaires did not disclose any transactions, relationships, or arrangements that question or compromise the independence of our directors. After reviewing this information, our Board of Directors affirmatively determined that each of our current non-employee directors is an independent director within the meaning of the applicable Nasdaq listing standards. We have also determined that each of the current directors, other than Rishi Bajaj, our CEO, who was independent until the completion of the Asset Sale, and each of the Former Directors, other than Mr. Yan, our former CEO, is or was, as the case may be, an independent director within the meaning of the applicable Nasdaq listing standards during their term of service. The independent members of our Board of Directors will hold separate regularly scheduled executive session meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed or to be billed to the Company for the years ended December 31, 2023 and 2022 for professional audit services and other services rendered to us by PricewaterhouseCoopers LLP.

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees(1)	$3,498,900	$3,900,000
Audit Related Fees(2)	$165,000	—
All Other Fees(3)	$2,000	$900
Total Fees	$3,665,900	$3,900,900

(1)

Consists of fees billed for professional services rendered in connection with the annual audit of our consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K, review of the interim consolidated financial statements included in our quarterly reports, professional consultations with respect to accounting matters, and services normally provided in connection with regulatory filings.

(2)

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Total amount for fiscal year ended December 31, 2023 represents fees billed by PricewaterhouseCoopers LLP for the procedures performed in connection with the Asset Sale including review of the preliminary proxy statement filed with the SEC on March 5, 2024.

(3)	Consists of all other fees billed for non-audit and tax professional services rendered.

All fees described above were pre-approved by the Audit Committee.

Pre-approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered to the Company by the independent auditors. The Audit Committee pre-approves specified services in defined categories of audit services, audit-related services, and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual case-by-case basis before the independent auditor is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by the independent auditors is compatible with maintaining the principal accountant’s independence.

Item 15. Exhibits, Financial Statement Schedules.

1.	Consolidated Financial Statements

We are not filing any financial statements with this Amendment because they were included in the Original Report.

2.	Financial Statement Schedules

We are not filing any financial statement schedules with this Amendment, and any such schedules were omitted from the Original Report because they were not applicable, not material, or the required information was shown in the consolidated financial statements or the notes thereto at Part II, Item 8 of the Original Report.

3.	Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith

2.1	Asset Purchase Agreement, dated February 10, 2024, by and between by and between ContextLogic Inc., Qoo10 Inc. and Qoo10 Pte. Ltd.*	8-K	02/12/2024	2.1

3.1	Restated Certificate of Incorporation, as amended through April 23, 2023.	10-Q	05/04/2023	3.1

3.2	Amended and Restated Bylaws, effective as of December 5, 2023.	8-K	12/06/2023	3.2

3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated February 10, 2024	8-K	02/12/2024	3.1

4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2

4.3	Tax Benefits Preservation Plan, dated as of February 10, 2024, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	02/12/2024	4.1

4.4	Description of Capital Stock.	10-K	03/05/2024	4.4

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	S-1	11/20/2020	10.1

10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1

10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2

10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3

10.5	Offer Letter, dated February 17, 2023, between the Registrant and Jun Yan.**	10-K	03/05/2024	10.5

10.6	Offer Letter, dated October 7, 2021, between the Registrant and Vivian Liu.**	8-K	10/25/2021	10.1

10.7	Offer Letter, dated June 21, 2021, between the Registrant and Mauricio Monico.**	10-K	03/05/2024	10.7

10.8	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10

10.9	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11

10.10	2022 New Employee Equity Incentive Plan and forms of agreements thereunder.**	S-8	1/31/2022	99.1

21.1	Subsidiaries of the Registrant.	S-1	11/20/2020	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	03/05/2024	23.1

24.1	Power of Attorney (included in Signature Page to the Original 10-K)	10-K	03/05/2024	24.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/05/2024	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/05/2024	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	03/05/2024	32.1

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	03/05/2024	32.2

97.1	ContextLogic Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	03/05/2024	97.1

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	03/05/2024	101.SCH

101.INS	Inline XBRL Instance Document	10-K	03/05/2024	101.INS

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/05/2024	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/05/2024	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	03/05/2024	101.LAB

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/05/2024	101.PRE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, as amended, are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original 10-K, irrespective of any general incorporation language contained in such filing.

**	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ContextLogic Inc.

Date: April 29, 2024	By:	/s/ Joanna Forster
Joanna Forster
General Counsel and Chief Compliance Officer