Form 10-Q
period 2024-03-31
ContextLogic Inc.
filed 2024-05-08
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission File Number: 001-39775

ContextLogic Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2648 International Blvd Ste 115 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 965-8476

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	WISH	Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	Nasdaq Global Select Market

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

As of April 30, 2024, the number of shares of the registrant’s Class A common stock outstanding was 24,492,300.

i

INTRODUCTORY NOTE

On February 10, 2024, ContextLogic Inc. (the “Company” or “ContextLogic”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s net operating losses (“NOLs”) and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of the Company’s common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and as a result of Asset Sale, the Company had approximately $161 million in cash, cash equivalents and marketable securities (consisting of government securities) immediately following the closing of that transaction (“Post-Closing Cash”) as well as the NOLs and other tax attributes described above.

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”), which is a mobile ecommerce platform that provides a shopping experience that is mobile-first and discovery-based, which connects merchants’ products to users based on user preferences. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The financial statements presented in this Quarterly Report on Form 10-Q do not reflect the Asset Sale or any of our operations after the closing, since the Asset Sale was not completed until after the end of the first quarter of 2024. Accordingly, the financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, speak as of March 31, 2024 and do not reflect the impact of the Asset Sale, unless expressly noted otherwise.

The Company expects to begin trading under a new Nasdaq ticker symbol, “LOGC,” within 30 days of April 19, 2024.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements include all statements that are not historical facts such as information concerning the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of the Post-Closing Cash, our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities and our continued listing on Nasdaq. In some cases, forward-looking statements can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission (“SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding the strategic alternatives considered by our Board of Directors, including the decisions taken thereto; future financial performance; our future liquidity and operating expenditures; financial condition and results of operations; competitive changes in the marketplace; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$250	$238
Marketable securities	55	144
Funds receivable	8	7
Prepaid expenses and other current assets	18	21
Total current assets	331	410
Property and equipment, net	3	4
Right-of-use assets	5	5
Other assets	3	4
Total assets	$342	$423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17	$30
Merchants payable	66	74
Refunds liability	2	2
Accrued liabilities	79	90
Total current liabilities	164	196
Lease liabilities, non-current	4	6
Other liabilities	10	4
Total liabilities	178	206
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of March 31, 2024 and December 31, 2023; No shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 24,398 and 24,229 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	3,478	3,470
Accumulated other comprehensive loss	(9)	(7)
Accumulated deficit	(3,305)	(3,246)
Total stockholders’ equity	164	217
Total liabilities and stockholders’ equity	$342	$423

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$36	$96
Cost of revenue	30	76
Gross profit	6	20
Operating expenses:
Sales and marketing	15	37
Product development	22	51
General and administrative	22	25
Total operating expenses	59	113
Loss from operations	(53)	(93)
Other income, net:
Interest and other income, net	—	4
Loss before provision for income taxes	(53)	(89)
Provision for income taxes	6	—
Net loss	(59)	(89)
Net loss per share, basic and diluted	$(2.43)	$(3.83)
Weighted-average shares used in computing net loss per share, basic and diluted	24,315	23,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(59)	$(89)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	(1)	—
Foreign currency translation adjustments	(1)	—
Other comprehensive loss:	(2)	—
Comprehensive loss	$(61)	$(89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	288	—	—	—	—	—
Shares withheld related to net share settlement	(119)	—	(1)	—	—	(1)
Stock-based compensation	—	—	9	—	—	9
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(59)	(59)
Balances as of March 31, 2024	24,398	$—	$3,478	$(9)	$(3,305)	$164

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity

Balances as of December 31, 2022	23,164	$—	$3,411	$(5)	$(2,929)	$477
Issuance of common stock upon settlement of restricted stock units	320	—	—	—	—	—
Shares withheld related to net share settlement	(143)	—	(3)	—	—	(3)
Stock-based compensation	—	—	26	—	—	26
Net loss	—	—	—	—	(89)	(89)
Balances as of March 31, 2023	23,341	$—	$3,434	$(5)	$(3,018)	$411

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(59)	$(89)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Noncash lease expense	1	1
Stock-based compensation expense	9	26
Other	(1)	(4)
Changes in operating assets and liabilities:
Funds receivable	(1)	9
Prepaid expenses, other current and noncurrent assets	3	5
Accounts payable	(13)	(13)
Merchants payable	(9)	(10)
Accrued and refund liabilities	(10)	(15)
Lease liabilities	(2)	(2)
Other current and noncurrent liabilities	6	(1)
Net cash used in operating activities	(75)	(92)
Cash flows from investing activities:
Purchases of marketable securities	—	(125)
Maturities of marketable securities	90	85
Net cash provided by (used in) investing activities	90	(40)
Cash flows from financing activities:
Payment of taxes related to RSU settlement	(1)	(3)
Net cash used in financing activities	(1)	(3)
Foreign currency effects on cash, cash equivalents, and restricted cash	(2)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(134)
Cash, cash equivalents and restricted cash at beginning of period	238	513
Cash, cash equivalents and restricted cash at end of period	$250	$379
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$250	$371
Restricted cash included within prepaid expenses and other current assets in the condensed consolidated balance sheets	—	8
Total cash, cash equivalents and restricted cash	$250	$379
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$1	$—
Supplemental noncash investing activities:
Purchase of property and equipment included in accounts payable	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

On February 10, 2024, ContextLogic Inc. (the “Company” or “ContextLogic”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s net operating losses (“NOLs”) and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of the Company’s common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and as a result of Asset Sale, the Company had approximately $161 million in cash, cash equivalents and marketable securities (consisting of government securities) immediately following the closing of that transaction (“Post-Closing Cash”) as well as the NOLs and other tax attributes described above.

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”), which is a mobile ecommerce platform that provides a shopping experience that is mobile-first and discovery-based, which connects merchants’ products to users based on user preferences. The Wish platform generated revenue for the Company from marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The financial statements presented in this Quarterly Report on Form 10-Q do not reflect the Asset Sale, since the Asset Sale was not completed until after the end of the first quarter of 2024. Accordingly, the financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in these related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, speak as of March 31, 2024 and do not reflect the impact of the Asset Sale, unless expressly noted otherwise.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in Oakland, California, with operations domestically and internationally.

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

All share and per share information has been retroactively adjusted to reflect the reverse stock split for the condensed consolidated financial statements as of and for the three months ended March 31, 2023.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2023 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024 (the “2023 Form 10-K”).

Tax Benefits Preservation Plan and Series A Junior Participating Preferred Stock

On February 10, 2024, the Company’s Board of Directors adopted a Tax Benefits Preservation Plan and declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on February 22, 2024 (the “Record Date”). Each Right entitles its holder, subject to the terms of the Tax Benefits Preservation Plan, to purchase from the Company one one-thousandth of a share of Series A Preferred Stock (as defined below) of the Company at an exercise price of $20.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in the Tax Benefits Preservation Plan.

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

Subject to certain exceptions, the Rights become exercisable and trade separately from the Company’s common stock only upon the "Distribution Time", which occurs upon the earlier of: (i) the close of business on the tenth day after the “Stock Acquisition Date” (which is (a) the first date of public announcement that any person or group has become an “Acquiring Person,” which is defined as a person or group that, together with its affiliates and associates, beneficially owns 4.9% or more of the outstanding shares of the Company’s common stock (with certain exceptions, including those described below) or (b) such other date, as determined by the Company’s Board of Directors, on which a person or group has become an Acquiring Person), or (ii) the close of business on the tenth business day (or such later date as may be determined by the Company’s Board of Directors prior to such time as any person or group becomes an Acquiring Person) after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person.

The Rights will expire on the earliest to occur of: (a) the close of business on February 10, 2027; (b) the time at which the Rights are redeemed or exchanged by the Company; (c) upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Company’s Board of Directors before any person or group becomes an Acquiring Person and (d) the time at which the Company’s Board of Directors determines that the NOLs and certain other tax attributes are utilized in all material respects or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs and other tax attributes or materially impair the amount of NOLs and other tax attributes that could be used by the Company in any particular time period, for applicable tax purposes.

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

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the Company's condensed consolidated balance sheet. In February 2024, the Company announced the Asset Sale to Qoo10. The Asset Sale did not meet the criteria for held for sale during the three-month period ended March 31, 2024.

Discontinued Operations

A disposal group is classified as a discontinued operation when the following criteria are met: (1) the disposal group is a component of an entity; (2) the component of the entity meets the held-for-sale criteria in accordance with our policy described above; and (3) the component of the entity represents a strategic shift in the entity's operating and financial results. Alternatively, if a business meets the criteria for held for sale on the acquisition date, the business is accounted for as a discontinued operation. The announcement of the Asset Sale did not result in the Company's operations meeting the criteria for discontinued operations during the three-month period ended March 31, 2024, as the operations being disposed, per Asset Sale, are not clearly distinguishable from the rest of the Company.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

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

The Company maintains certain bank accounts in China. The Company manages the counterparty risk associated with these funds through diversification with major financial institutions and monitors the concentration of this credit risk on a monthly basis. The total cash balance in these accounts represented approximately 40% and 49% of the Company’s total cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

The following PSPs each represented 10% or more of the Company’s funds receivable balance:

	March 31,	December 31,
	2024	2023
PSP 1	58%	57%
PSP 2	24%	28%

Services Risk — The Wish platform serves all its users using third-party data center and hosting providers. The Wish platform has disaster recovery protocols at the third-party service providers. Even with these procedures for disaster recovery in place, access to the Wish platform’s service could be significantly interrupted, resulting in an adverse effect on its operating results and financial position. No significant interruptions of service were known to have occurred during the three months ended March 31, 2024 and 2023.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its 2023 Form 10-K, filed with the SEC on March 5, 2024, that have had a material impact on its condensed consolidated financial statements.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires additional segment-related disclosures on an annual and interim basis, to enable investors in developing more informed and actionable analyses. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated statements.

NOTE 2. DISAGGREGATION OF REVENUE

The Company generated revenue for the Company from marketplace and logistics services provided to its customers. Revenue is recognized as the Company transfers control of promised goods or services to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company considers both the merchant and the user to be customers, depending on the revenue stream. The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk and has latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue is generally recognized on a net basis and logistics revenue is generally recognized on a gross basis. Revenue excludes any amounts collected on behalf of third parties, including indirect taxes.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Core marketplace revenue	$11	$28
ProductBoost revenue	3	8
Marketplace revenue	14	36
Logistics revenue	22	60
Revenue	$36	$96

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$37	$37	$—	$—
Total cash equivalents	$37	$37	$—	$—
Marketable securities:
U.S. Treasury bills	$55	$—	$55	$—
Corporate bonds	—	—	—	—
Total marketable securities	$55	$—	$55	$—
Prepaid and other current assets:
Derivative assets	$—	$—	$—	$—
Total financial assets	$92	$37	$55	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	$—	$—	$—	$—
Marketable securities:
U.S. Treasury bills	$127	$—	$127	$—
Corporate bonds	17	—	17	—
Total marketable securities	$144	$—	$144	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$145	$—	$145	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	March 31,		December 31,
	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$55	$55	$144	$144
Total marketable securities	$55	$55	$144	$144

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of March 31, 2024 and December 31, 2023, respectively, were insignificant.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Logistics costs(1)	$22	$25
Deferred revenue and customer deposits(2)	11	12
Wish Cash liability(3)	11	11
Sales and indirect taxes(4)	10	12
Others	25	30
Total accrued liabilities	$79	$90

(1)
Logistics costs decreased by $3 million or 12% primarily due to lower shipping volumes during the first quarter of 2024 compared to the fourth quarter of 2023.
(2)
Deferred revenue and customer deposits decreased by $1 million or 8% primarily due to lower logistics volumes during the first quarter of 2024 compared to the fourth quarter of 2023.
(3)
While the Company will continue to honor all Wish Cash presented for payment, it may determine the likelihood of redemption to be remote for certain Wish Cash liability balances due to, among other things, long periods of inactivity. In these circumstances, to the extent the Company determines there is no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash liability balances not expected to be redeemed are recognized in core marketplace revenue. Wish Cash liability breakage recognized in core marketplace revenue was zero and $1 million during the first quarter of 2024 and 2023, respectively.
(4)
Sales and indirect taxes decreased by $2 million or 17% primarily due to less taxes collected in connection with lower order volumes during the first quarter of 2024 compared to the fourth quarter of 2023, partially offset by delayed payment of value added tax to the European Union.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Cash flow hedges	$11	$29
Non-designated hedges	33	44
Total	$44	$73

Fair Value of Derivative Financial Instruments

	March 31, 2024		December 31, 2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$—	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$—	$—	$1	$1
Total derivatives	$—	$—	$1	$1

(1)
Derivative assets are included within prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Balance at the beginning of the period	$1	$2
Other comprehensive income before reclassifications	—	(4)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive loss	(1)	3
Balance at the end of the period	$—	$1

The Company recognizes changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end are expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three months ended March 31, 2024 and 2023, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur or were not probable to occur.

The Company classifies cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were insignificant for the three months ended March 31, 2024 and 2023, and were recognized in other income, net in the condensed consolidated statements of operations.

The Company classifies cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

NOTE 6. OPERATING LEASES

The Company leases its facilities and data center colocations under operating leases with various expiration dates through 2027.

Total operating lease cost was $1 million for each of the three months ended March 31, 2024 and 2023. Short-term lease costs, variable lease costs and sublease income were not material.

As of March 31, 2024 and December 31, 2023, the Company’s condensed consolidated balance sheets included right-of-use assets in the amount of $5 million for both periods, and current lease liabilities in the amount of $7 million in accrued liabilities for both periods, and $4 million and $6 million in lease liabilities, non-current, respectively.

As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 2 years for both periods, and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6% for both periods.

Supplemental cash flow information for the Company’s operating leases was as follows:

	Three months ended March 31,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2	$2

The maturities of the Company’s operating lease liabilities are as follows:

March 31,
2024
Year ending December 31,	(in millions)
2024 (remaining nine months)	$6
2025	4
2026	1
2027	1
Total lease payments	12
Less: imputed interest	(1)
Present value of lease liabilities	$11

NOTE 7. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). If the Company is able to secure additional lender commitments and satisfy certain other conditions, the aggregate facility commitments can be increased by up to $100 million through an accordion option. The Company also enters into letters of credit from time to time, which reduces its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrues at either adjusted LIBOR plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company is required to pay a commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company is required to pay a fee that accrues at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility. In March 2024, the Company executed a letter to reduce the Revolving Credit Facility from an aggregate principal amount of $280 million to $7 million.

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit (the "Letter of Credit") in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. As of March 31, 2024, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the three months ended March 31, 2024 and 2023.

At the closing of the Asset Sale on April 19, 2024, we terminated the Revolving Credit Facility. At that closing, the Letter of Credit ceased to be issued and under the Revolving Credit Facility and was cash collateralized in equal amounts by the Company and the Buyer. Furthermore, the Company's previous headquarters have been transferred to the Buyer, which has assumed the Company's obligations under the lease for those headquarters. Refer to Note 13 – Subsequent Events.

Purchase Obligations

Effective September 1, 2022, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. As of March 31, 2024, the remaining commitment under this amended agreement was approximately $41 million and is payable within the next 1 year and 5 months.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted Defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which Defendants have moved to dismiss. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of March 31, 2024, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 8. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted-Average Grant Date Fair Value
	(in thousands)			(in thousands)
Balances at December 31, 2023	366	$18.00	9.0	2,176	$30.05
Granted	—	$—		—	$—
Vested	—	$—		(288)	$38.94
Forfeited or cancelled	—	$—		(50)	$54.23
Balances at March 31, 2024	366	$18.00	8.8	1,838	$28.01

The weighted-average grant date fair value of restricted stock was $25.92 per share for the three months ended March 31, 2023. There were no restricted stock grants in the three months ended March 31, 2024. As of March 31, 2024, 3,441 thousand shares remained available for grant under the Company’s equity incentive plans. In connection with the closing of the Asset Sale, all outstanding equity awards became fully vested at the closing.

CEO Transition

In February 2023, the Board appointed Jun Yan as the Company's CEO, who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 167 thousand RSUs with an aggregate grant date fair value of $3 million and (ii) options to purchase 299 thousand shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options will become vested and exercisable, respectively, in periodic installments over a 2-year term, subject to the CEO's continued service with the Company. The option award has a term of 10 years. Mr. Yan's equity awards granted under his previous employment agreement as interim CEO will continue to vest according to the terms of that agreement. In connection with the closing of the Asset Sale, all of Mr. Yan's outstanding equity awards became fully vested at the closing.

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

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

	Three months ended March 31,
	2024*	2023
Expected term (in years)	—	5.55
Risk free interest rate	—	4.15%
Volatility	—	91.51%
Dividend yield	—	—
Estimated fair value per share	—	$11.27

*No new options were granted during the three months ended March 31, 2024

Modification of Equity Awards

In February 2024, the Company modified its outstanding stock options to extend the expiration date of any option vested as of the date of employment termination from a 90-day period to a two-year period. The Company concluded that the extension of the expiration date of the stock options constituted a Type I modification. The stock based compensation impact of the modification is insignificant. Further, in February 2024, the Board of Directors, as permitted by the terms of the Company's equity incentive plans, modified all outstanding restricted stock awards and options, to add a change-in-control provision whereby all unvested awards would become fully vested upon the occurrence of a change in control. The impact of these modifications to stock-based compensation expense for the period ended March 31, 2024 was insignificant.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Cost of revenue	$—	$1
Sales and marketing	1	1
Product development	5	16
General and administrative	3	8
Total stock-based compensation	$9	$26

The Company will recognize the remaining $1 million and $43 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 0.9 years and 1.8 years related to options and RSUs, respectively. In connection with the closing of the Asset Sale, all outstanding equity awards became fully vested at the closing.

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

The provision for income taxes was $6 million and $0 million for the three months ended March 31, 2024 and 2023, respectively. The year-over-year increase in provision for income taxes was primarily due to withholding taxes accrued on certain intercompany dividends. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had $4 million of unrecognized tax benefits as of March 31, 2024 and December 31, 2023. These unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest and penalties associated with the unrecognized tax benefits for each of the three months ended March 31, 2024 and December 31, 2023 were immaterial.

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

NOTE 10. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(59)	$(89)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	24,315	23,246
Net loss per share, basic and diluted	$(2.43)	$(3.83)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
	(in thousands)
Common stock options outstanding	366	366
Unvested restricted stock units outstanding	1,838	2,735
Employee Stock Purchase Plan	57	109
Total	2,261	3,210

NOTE 11. GEOGRAPHICAL INFORMATION

The Company believes it is relevant to disclose geographical revenue information on both a demand basis, determined by the ship-to address of the user, and on a supply basis, determined by the location of the merchants’ operations.

Core marketplace revenue by geographic area based on the ship-to address of the user was as follows:

	Three Months Ended March 31,
	2024		2023
	($ in millions, except percentages)
Europe	$6	55%	$14	50%
North America(1)	4	36%	10	36%
South America	—	—	1	4%
Other	1	9%	3	10%
Core marketplace revenue(2)	$11	100%	$28	100%

(1)
United States accounted for $3 million and $8 million of core marketplace revenue for the three months ended March 31, 2024 and 2023, respectively.
(2)
Core marketplace revenue included a net gain of zero and $2 million for the three months ended March 31, 2024 and 2023, respectively, from our cash flow hedging program.

China accounted for substantially all of marketplace and logistics revenue during the three months ended March 31, 2024 and 2023 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in both periods presented.

The Company’s long-lived tangible assets, which consist of property and equipment, net and operating lease right-of-use assets, net, was as follows:

	March 31,		December 31,
	2024		2023
	($ in millions, except percentages)
United States	$4	50%	$5	56%
China	4	50%	4	44%
Other(1)	—	—	—	—
Total property and equipment, net and right-of-use assets	$8	100%	$9	100%
(1)
Long-lived tangible assets outside the United States and China were primarily located in Canada.

NOTE 12. REDUCTION IN WORKFORCE

In January 2023 and August 2023, the Company announced plans to reduce its workforce ("RIF") by up to 150 and 255 employees, respectively, representing approximately 17% and 34%, respectively, of the Company’s then global workforce (“2023 RIFs”). In connection with the 2023 RIFs, the Company incurred charges of approximately $13 million in severance and other personnel reductions costs for terminated employees. The 2023 RIFs were intended to refocus the Company’s operations to support its ongoing business prioritization efforts, better align resources, and improve operational efficiencies. Substantially all related severance payments were paid as of December 31, 2023.

NOTE 13. SUBSEQUENT EVENTS

On April 19, 2024 the Company completed the sale of substantially all of its assets to Qube Network Pte. Ltd. (“Buyer”), an affiliate of Qoo10 Inc., formed after the Asset Purchase Agreement was announced on February 12, 2024, a Delaware corporation (“Qoo10 Delaware”), other than (A) federal income tax net operating loss carryforwards and certain other tax attributes of the Company, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents (“Asset Sale”) pursuant to the terms of the Asset Purchase Agreement, dated February 10, 2024, by and among the Company, Qoo10 Delaware and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and the parent of both Qoo10 Delaware and the Buyer (as amended or modified, the “Asset Purchase Agreement”). As a result of the Asset Sale, the Company had approximately $161 million in cash, cash equivalents and marketable securities (consisting of government securities) immediately following the closing of that transaction ("Post-Closing Cash") as well as the NOLs and other tax attributes described above. As required by the Asset Purchase Agreement, the Buyer assumed substantially all the liabilities of the Company.

On April 12, 2024, the Company held a special meeting of stockholders (“Special Meeting”) to consider certain proposals related to the Asset Purchase Agreement that was convened and adjourned without conducting any business. The adjourned Special Meeting reconvened on April 18, 2024. The ContextLogic stockholders approved the Asset Sale, with the holders of approximately 51.5% of the outstanding shares of Common Stock voting in favor of the Asset Sale (representing approximately 97% of the shares voted at the Special Meeting).

On April 19, 2024, the Company terminated its Revolving Credit Agreement, dated as of November 20, 2020, by and among the Company, as the Borrower, the Lenders party thereto, the Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent (“Revolving Credit Facility”), as well as the related security agreements. The Revolving Credit Facility enabled the Company to borrow up to $280 million and contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility.

On April 19, 2024, the acceleration of vesting occurred for all outstanding unvested restricted awards and stock options for employees and directors, resulting in each award being fully vested.

Following the closing of the Asset Sale, the Company began to review strategic opportunities for the use of its Post-Closing Cash and will develop a process and procedures for the review of strategic opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q.

Asset Sale

On February 10, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) we agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) our net operating losses (“NOLs”) and certain other tax attributes, (B) our marketable securities and (C) certain of our cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of our liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of our common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and as a result of Asset Sale, we had approximately $161 million in cash, cash equivalents and marketable securities (consisting of government securities) immediately following the closing of that transaction, as well as the NOLs and other tax attributes described above.

Following the completion of the Asset Sale, ContextLogic has exited the operation of our e-commerce business and other historical operations. However, we do not currently intend to liquidate. We have begun to review strategic opportunities for the use of our Post-Closing Cash. We will develop a process and procedures for evaluating alternatives for the use of our Post-Closing Cash, and reviewing, identifying and executing strategic opportunities for the benefit of ContextLogic and its stockholders. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets that will potentially allow the Company to utilize the NOLs and certain other tax attributes.

Overview

Prior to the completion of the Asset Sale, we were an e-commerce business that connected merchants and consumers from around the world. Since the Asset Sale was consummated, we have had no sources of operating revenue. Although our Board of Directors is evaluating various alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value through our NOLs, it has not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. We can provide no assurance that our Board of Directors and management will be able to attract the businesses we identify as viable for our objectives, due to competitive forces in the marketplace beyond our control, or consummate strategic transactions, including the acquisition of assets or businesses, on terms and conditions that we believe will be in the best interests of ContextLogic and its stockholders.

Key Financial and Performance Metrics

Prior to the completion of the Asset Sale, in addition to the measures presented in our condensed consolidated financial statements, we monitored the following key metrics and other financial information to measure our performance, identify trends affecting our business, and make strategic decisions.

	Three Months Ended
	March 31,
	2024	2023
	(in millions, except percentages)
MAU	6	14
LTM Active Buyers	7	12

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

MAUs decreased approximately 57% for the three months ended March 31, 2024, respectively, compared to the same period in 2023. We believe this decline was primarily driven by our decision to significantly reduce our digital advertising expenditures.

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

LTM Active Buyers decreased approximately 42% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We believe this decline was primarily driven by lower MAUs which we believe was driven by reduced digital advertising expenditures.

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

Results of Operations

The following table shows our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results, especially in light of the Asset Sale which was completed in April 2024.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenue	$36	$96
Cost of revenue(1)	30	76
Gross profit	6	20
Operating expenses:
Sales and marketing(1)	15	37
Product development(1)	22	51
General and administrative(1)	22	25
Total operating expenses	59	113
Loss from operations	(53)	(93)
Other income, net
Interest and other income, net	—	4
Loss before provision for income taxes	(53)	(89)
Provision for income taxes	6	—
Net loss	$(59)	$(89)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in millions)
Cost of revenue	$—	$1
Sales and marketing	1	1
Product development	5	16
General and administrative	3	8
Total stock-based compensation	$9	$26

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	83%	79%
Gross profit	17%	21%
Operating expenses:
Sales and marketing	42%	39%
Product development	61%	53%
General and administrative	61%	26%
Total operating expenses	164%	118%
Loss from operations	(147)%	(97)%
Other income, net:
Interest and other income, net	—	4%
Loss before provision for income taxes	(147)%	(93)%
Provision for income taxes	17%	—
Net loss	(164)%	(93)%

Comparison of Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
Core marketplace revenue(1)	$11	$28	$(17)	(61)%
ProductBoost revenue	3	8	(5)	(63)%
Marketplace revenue	14	36	(22)	(61)%
Logistics revenue	22	60	(38)	(63)%
Revenue	$36	$96	$(60)	(63)%

(1)
Core marketplace revenue included a net gain of zero and $2 million for the three months ended March 31, 2024, and 2023, respectively, from our cash flow hedging program.

Revenue decreased $60 million, or 63%, to $36 million for the three months ended March 31, 2024 as compared to $96 million for the three months ended March 31, 2023. The decreases were attributable to decreased marketplace and logistics revenue, as noted below.

Marketplace revenue for the three months ended March 31, 2024 decreased $22 million, or 61% compared to the same period in 2023, primarily driven by lower order volumes associated with reduced MAUs and LTM Active Buyers.

Logistics revenue for the three months ended March 31, 2024 decreased $38 million, or 63%, compared to the same periods in 2023. Like marketplace revenue, the decrease was primarily driven by lower order volumes.

Since the consummation of Asset Sale on April 19, 2024, we expect to no longer earn operating revenue and incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
Cost of revenue	$30	$76	$(46)	(61)%
Percentage of revenue	83%	79%
Gross Margin	17%	21%

Cost of revenue for the three months ended March 31, 2024 decreased $46 million or 61%, compared to the same periods in 2023. These decreases were primarily due to lower marketplace and logistics related costs as a result of lower order volumes.

Gross margin decreased to 17% for the three months ended March 31, 2024, from 21% for the three months ended March 31, 2023. These decreases were primarily driven by a greater percentage of overall revenue coming from lower margin logistics services and revisions to our pricing strategy.

Since the consummation of Asset Sale on April 19, 2024, we expect to no longer earn operating revenue and incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
Sales and marketing	$15	$37	$(22)	(59)%
Percentage of revenue	42%	39%

Sales and marketing expense decreased $22 million, or 59% to $15 million for the three months ended March 31, 2024, compared to $37 million for the three months ended March 31, 2023. The decrease was primarily due to a $15 million reduction in advertising expenditures, $5 million reduction of employee-related costs due to lower headcount, and a $2 million reduction in customer support service as a result of lower order volumes.

Since the consummation of Asset Sale on April 19, 2024, we expect to no longer earn operating revenue and incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Product Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
Product development	$22	$51	$(29)	(57)%
Percentage of revenue	61%	53%

Product development expense decreased $29 million, or 57% to $22 million for the three months ended March 31, 2024, compared to $51 million for the three months ended March 31, 2023. The decrease was primarily due to a $26 million reduction of employee-related costs including stock-based compensation due to lower headcount, and a $3 million decrease in other product-related expenditures.

Since the consummation of Asset Sale on April 19, 2024, we expect to no longer earn operating revenue and incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
General and administrative	$22	$25	(3)	(12)%
Percentage of revenue	61%	26%

General and administrative expense decreased $3 million, or 12% to $22 million for the three months ended March 31, 2024, compared to $25 million for the three months ended March 31, 2023. The decrease was primarily due to a $9 million reduction of employee-related costs, including stock-based compensation, due to lower headcount, a $2 million reduction in legal and insurance-related costs, and a $1 million decrease in impairment of lease assets and property and equipment. This decrease was offset in part by a $5 million increase in strategic alternative cost, and a $4 million increase in other general and administrative related expenditures.

Since the consummation of Asset Sale on April 19, 2024, we expect to no longer earn operating revenue and incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Interest and Other Income, net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
Interest and other income, net	$—	$4	$(4)	N/M
Percentage of revenue	—	4%

Interest and other income, net decreased $4 million, or N/M, to zero for the three months ended March 31, 2024 as compared to $4 million for the three months ended March 31, 2023. The net decrease was attributable to a $3 million decrease in interest income and foreign exchange net losses of $1 million.

Since the consummation of Asset Sale, we expect to earn interest income on cash and marketable securities that remain post the Asset Sale.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	($ in millions, except percentages)
Provision for income taxes	$6	$—	$6	N/M
Percentage of revenue	17%	—

Provision for income taxes for the three months ended March 31, 2024 increased by $6 million, as compared to the three months ended March 31, 2023. The change in provision for income taxes was primarily due to withholding taxes accrued on certain intercompany dividends.

Since the consummation of Asset Sale on April 19, 2024, we expect to no longer earn operating revenue and incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $305 million, a majority of which were held in cash deposits and money market funds and were held for working capital purposes. On April 19, 2024, immediately after the closing of the Asset Sale, we had $161 million of cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our material cash requirements outside our normal operating costs include $83 million in accounts and merchants payable, $41 million remaining on a colocation and cloud services purchase commitment, and $12 million of facility lease obligations, of which $7 million is due within the next 12 months. At the closing of the Asset Sale, the Buyer assumed substantially all of our liabilities.

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

Sources of Liquidity

In December 2020, we completed our IPO of common stock and received net proceeds of approximately $1.1 billion after deducting underwriting discounts and commissions of approximately $52 million, but before deducting offering costs, net of reimbursements, of approximately $6 million. As of March 31, 2024, we did not have any outstanding borrowings.

As a result of Asset Sale, we had approximately $161 million in cash, cash equivalents and marketable securities (consisting of government securities). As required by the Asset Purchase Agreement, the Buyer assumed substantially all the liabilities of the Company.

Since the consummation of Asset Sale, we expect to: (i) earn interest income on cash and marketable securities that we continue to hold post the Asset Sale; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs in the course of overseeing and curating the remaining assets.

November 2020 Credit Facility

In November 2020, we entered into the Revolving Credit Facility which enabled us to borrow up to $280 million. At the closing of the Asset Sale on April 19, 2024, we terminated the Revolving Credit Facility. Refer to Note 7 to our condensed consolidated financial statements in Item 1 of Part I, "Financial Information" for additional details related to the Revolving Credit Facility. The Revolving Credit Facility contained an accordion option which, if exercised and provided we were able to secure additional lender commitments and satisfy certain other conditions, would have allowed us to increase the aggregate commitments by up to $100 million. As of March 31, 2024, we had not made any borrowings under the Revolving Credit Facility.

On April 19, 2024, in connection with the closing of the Asset Sale, we terminated the Revolving Credit Agreement.

Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash used in:
Operating activities	$(75)	$(92)
Investing activities	90	(40)
Financing activities	(1)	(3)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the three months ended March 31, 2024 was $75 million. This was driven by our net loss of $59 million and $26 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $10 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased by $32 million primarily due to lower order volumes and reduced digital advertising expenditures.

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

Net cash provided by investing activities was $90 million for the three months ended March 31, 2024, primarily due to maturities in marketable securities.

Net cash used in investing activities was $40 million for the three months ended March 31, 2023. This was primarily due to $125 million in purchases of marketable securities, partially offset by $85 million of maturities in marketable securities.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $1 million for the three months ended March 31, 2024, primarily due to tax payments related to employee RSU settlement.

Net cash used in our financing activities was $3 million for the three months ended March 31, 2023 primarily due to tax payments related to RSU settlement.

Off Balance Sheet Arrangements

For the three months ended March 31, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates as compared to those described in our 2023 Form 10-K, filed with the SEC on March 5, 2024.

Recent Accounting Pronouncements

See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2023 Form 10-K, which was filed with the SEC on March 5, 2024, the following material weaknesses were identified and remain outstanding as of March 31, 2024:

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

Management’s Plan to Remediate the Material Weaknesses

Our remediation efforts are ongoing. As noted in Note 13 – Subsequent Events in Item 1, Part 1 of this 10-Q, the Company entered into an Asset Purchase Agreement with Qoo10 Delaware to sell substantially all of its assets, other than (A) the Company’s federal income tax net operating loss (NOLs) carryforwards and certain other tax attributes, (B) the Company’s marketable securities held in a specified wealth management account and (C) the Company’s cash and cash equivalents held in that wealth management account. The Company has been reassessing its remediation efforts since the closing of this transaction on April 19, 2024.

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

We are committed to continuing to implement a strong system of controls and believe that our ongoing remediation efforts will result in significant improvements to our internal control over financial reporting and will remediate the material weaknesses. However, material weaknesses are not considered remediated until the new controls have been operational for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. This remediation process will require resources and time to implement, and remediation efforts will be reassessed given the Company's new direction. We will continue to monitor the effectiveness of these remediation measures, and we will make any changes to the design of this plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, as well as the completion of the Asset Sale on April 19, 2024, our past financial results will not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods.

Risks Related to Our Business

Since the Asset Sale, we have had no material operations and no material sources of operating revenue, which may negatively impact the value and liquidity of our common stock.

Since the closing of the Asset Sale, we have had the NOLs and the Post-Closing Cash, and our shares of common stock are still publicly traded. However, until we deploy the Post-Closing Cash and/or otherwise utilize our NOLs, we will have no material sources of operating revenue. Although the alternatives under evaluation by our Board of Directors for the use of the Post-Closing Cash include funding, at least in part, the acquisition of assets that will potentially allow us to utilize our NOLs and certain other tax attributes, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. If we are not able to acquire suitable assets, the value of our remaining tax attributes will be limited and may be worthless. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock. In addition, for the foreseeable future, we will continue to incur certain expenses of operating as a public company.

We have a history of losses, and we may not achieve or maintain profitability in the future.

Since our inception in 2010, we have incurred net losses each year. We incurred a net loss of $59 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of approximately $3.3 billion. We may not achieve or maintain profitability in the future.

Our stockholders have not received and may never receive any of the proceeds of the Asset Sale.

We, and not our stockholders, received the proceeds from the Asset Sale. We have exited the operation of the e-commerce business and our other historical operations. However, we currently do not intend to liquidate. We have begun to review strategic opportunities for the use of our Post-Closing Cash. We will develop a process and procedures for evaluating alternatives for the use of our Post-Closing Cash, and reviewing, identifying and executing strategic opportunities for the benefit of ContextLogic and its stockholders.

If we seek to pursue an acquisition of assets, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. Our Board of Directors will continue to conduct a careful process, and there is no set timeframe for completing the exploration of alternatives. If we are not able to acquire suitable assets, the value of our remaining tax attributes will be limited and may be worthless.

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

Since the Asset Sale was consummated, we have continued, and will continue, to be required to comply with the applicable reporting requirements of the Exchange Act, and such compliance with such reporting requirements is economically burdensome and requires our management’s time and attention.

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. As part of the new requirements, we need to establish and maintain effective disclosure and financial controls and we have made changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming or costly and increase demand on our systems and resources.

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

We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect the value of our common stock.

As of December 31, 2023, we had federal NOLs available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $1.9 billion that have an unlimited carryover period. As of December 31, 2023, we had state NOLs available to reduce future taxable income, if any, of $7.0 billion that begin to expire in 2026 and continue to expire through 2043 and $2.0 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2021, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, the utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that have occurred or could occur in the future. While we believe that our NOLs are currently not subject to limitation under these rules and have entered into a Tax Benefits Preservation Plan designed to preserve and protect our NOLs, there is no guarantee that we have not undergone an ownership change in the past or that such plan will prevent us from experiencing an ownership change in the future and, therefore, having a limitation on our ability to use our NOLs. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently imposed limits on the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2022. As a result, even if we acquire income producing assets and attain profitability in the future, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows and the value of our common stock.

If we choose to pursue a business combination, we may face difficulties or delays in such a search, and we may expend significant time and capital on a prospective business combination that is not ultimately consummated.

Our Board of Directors is evaluating strategic alternatives, including the potential to use the Post-Closing Cash and to utilize our NOLs by acquiring assets or a business. The investigation of any specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents would require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. Assuming that we choose this strategic alternative, we would likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

If we choose to pursue this strategic alternative, we would expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of any disadvantages we have relative to our competitors, could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business. Moreover, economic factors that are beyond our control, including inflation and higher interest rates and economic uncertainty, as well as geopolitical instability may hinder our ability to locate and obtain a business on terms that are favorable to us.

In addition, we have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in our common stock could become worthless. In addition, any debt financing that we may secure in the future, including in connection with an acquisition, could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions. There is no guarantee that financing would be available to us in amounts or on terms acceptable to us, if at all.

If we are not successful in developing a viable business plan and acquiring a new business and generating material revenues, investors may lose their entire investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in our common stock could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that we will be able to generate material revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors may lose their entire investment.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination, if we pursue this strategic alternative, so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

If we pursue a business combination, we may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

In pursuing our search for a business to acquire, we may seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our shareholders could suffer a reduction in the value of their shares.

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

Moreover, acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. Finally, acquisitions could be viewed negatively by analysts, investors or our users.

The Asset Purchase Agreement may expose us to contingent liabilities.

We have agreed to indemnify the Buyer for certain breaches of covenants made by us in the Asset Purchase Agreement. Significant indemnification claims by the Purchaser could materially and adversely affect our business, financial condition and results of operations.

The Purchaser did not assume any of the excluded liabilities under the Asset Purchase Agreement.

Under the Asset Purchase Agreement, the Buyer did not assume all of the liabilities associated with our prior business. Certain liabilities remained with us post-closing. For example, Buyer did not assume any liabilities arising out of or related to the employment or termination of service of any employee of ours who did not transfer to the Buyer or arising from severance payments to, or unpaid wages owed to, any employee who declines the Buyer’s offer of employment or service or certain third party claims related to the Company’s initial public offering, including an existing class action lawsuit and a stockholder derivative action. Such liabilities, together with other excluded liabilities under the asset purchase agreement, could be significant. While we believe that we are adequately insured against certain of the risks associated with such excluded liabilities, there can be no assurances.

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

As described in Item 4, "Controls and Procedures", we will continue our initiatives to implement measures designed to ensure that remaining control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

We cannot guarantee that our efforts will remediate these deficiencies in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our common stock. See Item 4, “Controls and Procedures” for further discussions of the identified material weaknesses.

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. While we continue to improve our internal control over financial reporting through remediation measures described in Item 4, “Controls and Procedures—Management’s Plan to Remediate the Material Weaknesses”, we cannot guarantee that these changes will remediate future deficiencies or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, some of which may arise from our restructuring and turnaround initiatives. We and our independent registered public accounting firm identified weaknesses in our internal control over financial reporting and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and our independent registered public accounting firm’s attestation reports required by the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence, negatively affect the price of our common stock, and could result in our delisting on Nasdaq. As noted previously, see Item 4, “Controls and Procedures” for further discussions of the identified material weaknesses.

We have been, and may in the future be, involved in litigation matters or other legal proceedings that are expensive and time consuming.

We have been, and may in the future be, involved in litigation matters, including class action lawsuits. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation, loss of rights, or adverse changes to our offerings or business practices. Any of these results could adversely affect our business. In addition, defending claims is costly and can impose a significant burden on our management.

Additionally, the market price of our common stock has been and may continue to be volatile. As a result, we have been named in lawsuits, and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or Board performance and independence. Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated (the “IPO Case”). In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act.

In April 2023, the plaintiffs filed a first amended consolidated class action complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. The Court dismissed this complaint in December 2023 with leave to amend. In February 2024, the plaintiffs filed a second amended consolidated class action complaint, which Defendants have moved to dismiss. In August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO Case. We may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may materially adversely affect our business, ability to pursue a chosen strategic alternative, our business, financial condition and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we may acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations.

In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

If we are deemed to be an investment company under the Investment Company Act of 1940, our results of operations could be harmed.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of these sections of the Investment Company Act. We believe that we are conducting, and we intend to continue to conduct, our operations so that neither we, nor any of our subsidiaries, is required to register as an “investment company” under the Investment Company Act. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and could harm our results of operations.

Risks Related to Our Class A Common Stock

The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

We have broad discretion regarding the use of proceeds from the Asset Sale. Although our Board of Directors will continue to evaluate various alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value through our NOLs, it has not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

We completed a reverse stock split in order to regain compliance with the listing requirements of the Nasdaq Global Select Market, but there is no assurance that we will remain compliant with Nasdaq's listing requirements.

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

As of April 26, 2023, we regained compliance with the Minimum Bid Price Requirement. Since the completion of the Asset Sale, our common stock has continued to be listed on the Nasdaq Global Select Market. However, there can be no assurance that we will remain in compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq listing rules. If we were to fall out of compliance with Nasdaq’s listing requirements, there can be no assurance that our common stock would be eligible to be listed on any other national securities exchange.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

We may issue additional common stock, convertible securities or other equity. We also expect to issue common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.

If we choose to pursue a business combination, we may require additional capital to fund such business combination. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses are expected to require a substantial amount of additional capital.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders, or when there is a large number of shares of our common stock available for sale.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our Tax Benefits Preservation Plan may reduce the volume of trading in our common stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding common stock.

Our Tax Benefits Preservation Plan is designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382 of the Code. The inability of some stockholders to acquire a significant position in our common stock could substantially reduce the market liquidity of our common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our common stock.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination if we choose to pursue such a strategic alternative.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining our direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board of Directors, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

We do not expect to pay any cash dividends to the holders of our common stock in the foreseeable future and the availability and timing of future cash dividends, if any, is uncertain.

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Our board of directors will determine the amount and timing of stockholder dividends, if any, that we may pay in future periods. In making this determination, our directors will consider all relevant factors, including the amount of cash available for dividends, capital expenditures, covenants, prohibitions or limitations with respect to dividends, applicable law, general operational requirements and other variables. We cannot predict the amount or timing of any future dividends you may receive, and if we do commence the payment of dividends, we may be unable to pay, maintain or increase dividends over time. Therefore, you may not be able to realize any return on your investment in our common stock for an extended period of time, if at all, other than by selling your shares.

The price of our common stock has been and continues to be volatile. Declines in the price of our common stock has resulted in and could subject us to future litigation.

The market price of our common stock has fluctuated and declined and may continue to fluctuate or decline substantially. Accordingly, the price of our common stock has been subject to wide fluctuations and could continue to be subject to wide fluctuations for many reasons, many of which are beyond our control, including those described in this "Risk Factors" section and others such as:

•
the low amount of volume of our common stock that we expect to be traded for the foreseeable future;
•
failure of analysts to initiate or maintain coverage of our company, changes in their estimates of our operating results or changes in recommendations by analysts that follow our common stock;

•
uncertainty among investors relating to the strategic alternative that we will choose, including any prospective business combination and the terms and conditions thereof;
•
the operating performance of any business we may acquire, if any, including any failure to achieve material revenues therefrom;
•
the performance of our competitors in the marketplace;
•
trading activity by our principal stockholders and other market participants, in whom ownership of our common stock may be concentrated following the IPO;
•
the public’s reaction to our press releases, SEC filings, website content and other public announcements and information;
•
changes in earnings estimates of any business that we acquire, if any, or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire, if any;
•
variations in general economic conditions, including as may be caused by uncontrollable events such as future pandemics, global conflicts and interest rates;
•
the public disclosure of the terms of any financing we disclose in the future;
•
the number of shares of our common stock that are eligible to be publicly traded in the future;
•
litigation or claims against us; and
•
any other factors discussed in this report.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we choose to pursue and consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Anti-takeover provisions in our charter documents, in our Tax Benefits Preservation Plan, and under Delaware law could make an acquisition of our company more difficult, could limit attempts to make changes in our management and could depress the price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control of our company or limiting changes in our management. In August 2022, Piotr Szulczewski, our founder and member of our Board of Directors until his resignation in August 2022, converted all shares of Class B common stock he held into the same number of shares of common stock. Immediately following such conversion, Mr. Szulczewski’s voting power decreased to approximately 8% of the voting power of our outstanding common stock (not including outstanding options that are immediately exercisable). Additionally, following such conversion the outstanding shares of our Class B common stock constituted less than 1% of our outstanding shares of our common stock. This resulted in all other shares of Class B common stock converting automatically into the same number of shares of common stock. Among other things, the provisions in our certificate of incorporation and bylaws provide:

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

In addition, in connection with the approval of the Asset Purchase Agreement, our Board of Directors adopted the Tax Benefits Preservation Plan in order to protect against a possible limitation on the Company’s ability to use the Company’s NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan could result in the significant dilution of the holdings of a stockholder that acquires more than 4.9% of our common stock. Please refer to the section titled “Tax Benefits Preservation Plan and Series A Junior Participating Preferred Stock” in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

The provisions described above may delay or prevent attempts by our stockholders to replace members of our management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) may delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti-takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.

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

Item 6. Exhibits.

Exhibit Number	Description

2.1*+

Asset Purchase Agreement, dated February 10, 2024, by and between ContextLogic Inc., Qoo10 Inc. and Qoo10 Pte. Ltd (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2024, File No. 001-39775).

3.1*

Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated February 10, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 2024, File No. 001-39775).

4.1*

Tax Benefits Preservation Plan, dated February 10, 2024, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 12, 2024, File No. 001-39775).

10.1*

Offer Letter, dated April 2, 2024 between Rishi Bajaj and ContextLogic Inc. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2024, File No. 001-39775)

10.2*

Offer Letter, dated April 2, 2024 between Brett Just and ContextLogic Inc. (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2024, File No. 001-39775)

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

* Filed herewith.

** Furnished herewith.

+ Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: May 8, 2024	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer, Director and Chairman of the Board
(Principal Executive Officer)
	By:	/s/ Brett Just
Brett Just
Chief Financial Officer
(Principal Financial Officer)