Form 10-Q
period 2024-06-30
ContextLogic Inc.
filed 2024-08-08
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______

Commission File Number: 001-39775

ContextLogic Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2648 International Blvd Ste 115 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 965-8476

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	LOGC	Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	Nasdaq Global Select Market

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

As of July 31, 2024, the number of shares of the registrant’s Class A common stock outstanding was 26,274,640.

i

INTRODUCTORY NOTE

As previously disclosed, on February 10, 2024, ContextLogic Inc. (the “Company”, “ContextLogic”, “we” or “us”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s net operating losses (“NOLs”) and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of the Company’s common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and immediately following the closing of the Asset Sale, the Company received/retained approximately $162 million in cash, cash equivalents and marketable securities (consisting of government securities) (“Post-Closing Cash”), as well as the NOLs and other tax attributes described herein.

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”), which is a mobile e-commerce platform. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The financial statements presented in this Quarterly Report on Form 10-Q reflect the Asset Sale as it was completed during the period. Accordingly, the financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflect the pre-Asset Sale operations from April 1, 2024 to April 19, 2024, the results of the Asset Sale, and the limited post-Asset Sale activities from April 20, 2024 to June 30, 2024. Refer to Note 4 – Asset sale for additional information on the Asset Sale.

The Company began trading under a new Nasdaq ticker symbol, “LOGC,” on May 13, 2024.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of the Post-Closing Cash, our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities and our continued listing on Nasdaq. In some cases, forward-looking statements can be identified by use of terms such as “anticipates,” “assumption,” “believes,” “continue,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” judgment,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024, the Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 5, 2024, and our other filings with the Securities and Exchange Commission (the “SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$103	$238
Marketable securities	47	144
Funds receivable	—	7
Prepaid expenses and other current assets	9	21
Total current assets	159	410
Property and equipment, net	—	4
Right-of-use assets	—	5
Other assets	—	2
Deferred tax assets, net	—	2
Total assets	$159	$423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	—	$30
Merchants payable	—	74
Refunds liability	—	2
Accrued liabilities	5	90
Total current liabilities	5	196
Lease liabilities, non-current	—	6
Other liabilities	—	4
Total liabilities	5	206
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of June 30, 2024 and December 31, 2023; No shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 26,211 and 24,229 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	3,481	3,470
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(3,327)	(3,246)
Total stockholders’ equity	154	217
Total liabilities and stockholders’ equity	$159	$423

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$7	$78	$43	$174
Cost of revenue	6	62	36	138
Gross profit	1	16	7	36
Operating expenses:
Sales and marketing	3	39	18	76
Product development	4	38	26	89
General and administrative	13	22	35	47
Total operating expenses	20	99	79	212
Loss from operations	(19)	(83)	(72)	(176)
Other income, net:
Interest and other income, net	2	6	2	10
Gain on Asset Sale	4	—	4	—
Loss before provision for income taxes	(13)	(77)	(66)	(166)
Provision for income taxes	—	3	6	3
Net loss	(13)	(80)	(72)	(169)
Net loss per share, basic and diluted	$(0.50)	$(3.38)	$(2.87)	$(7.21)
Weighted-average shares used in computing net loss per share, basic and diluted	25,858	23,651	25,086	23,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(13)	$(80)	$(72)	$(169)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	(4)	(1)	(4)
Foreign-exchange related adjustment included in Asset Sale	9	—	9	—
Foreign currency translation adjustment	—	(4)	(1)	(4)
Comprehensive loss	$(4)	$(88)	$(65)	$(177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of March 31, 2024	24,398	$—	$3,478	$(9)	$(3,305)	$164
Issuance of common stock upon settlement of restricted stock units	1,814	—	—	—	—	—
Shares withheld related to net share settlement	(1)	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Other comprehensive loss, net	—	—	—	9	(9)	—
Net loss	—	—	—	—	(13)	(13)
Balances as of June 30, 2024	26,211	$—	$3,481	$—	$(3,327)	$154

	Six Months Ended June 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	2,102	—	—	—	—	—
Shares withheld related to net share settlement	(120)	—	(1)	—	—	(1)
Stock-based compensation	—	—	12	—	—	12
Other comprehensive loss, net	—	—	—	7	(9)	(2)
Net loss	—	—	—	—	(72)	(72)
Balances as of June 30, 2024	26,211	$—	$3,481	$—	$(3,327)	$154

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

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(72)	$(169)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Depreciation and amortization	1	2
Noncash lease expense	1	2
Impairment of lease assets and property and equipment	—	1
Stock-based compensation	12	41
Net (accretion) amortization of discounts and premiums on marketable securities	(1)	(4)
Gain on Asset Sale	(4)	—
Other	—	(5)
Changes in operating assets and liabilities:
Funds receivable	—	10
Prepaid expenses, other current and noncurrent assets	(1)	14
Accounts payable	(16)	(16)
Merchants payable	(8)	(33)
Accrued and refund liabilities	(6)	(18)
Lease liabilities	(2)	(4)
Other current and noncurrent liabilities	6	(1)
Net cash used in operating activities	(90)	(180)
Cash flows from investing activities:
Purchases of property and equipment and development of internal use software	—	(3)
Proceeds from Asset Sale, net of cash disposed	(133)	—
Purchases of marketable securities	(47)	(170)
Maturities of marketable securities	145	176
Net cash (used in) provided by investing activities	(35)	3
Cash flows from financing activities:
Payment of taxes related to RSU settlement	(1)	(4)
Net cash used in financing activities	(1)	(4)
Foreign currency effects on cash, cash equivalents and restricted cash	(2)	(7)
Net decrease in cash, cash equivalents and restricted cash	(128)	(188)
Cash, cash equivalents and restricted cash at beginning of period	238	513
Cash, cash equivalents and restricted cash at end of period	$110	$325
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$103	$318
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	7	7
Total cash, cash equivalents and restricted cash	$110	$325
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

As previously disclosed, on February 10, 2024, ContextLogic Inc. (the “Company” or “ContextLogic”) entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s net operating losses (“NOLs”) and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”).

On April 18, 2024, the holders of a majority of the outstanding shares of the Company’s common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024 (the “Closing"), and immediately following the closing of the Asset Sale, the Company received/retained $162 million in cash, cash equivalents and marketable securities (consisting of government securities) (“Post-Closing Cash”), as well as the NOLs and other tax attributes described herein.

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The financial statements presented in this Quarterly Report on Form 10-Q reflect the Asset Sale as it was completed during the period. Accordingly, the financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations from April 1, 2024 to April 19, 2024, the results of the Asset Sale, and the limited post-Asset Sale activities from April 20, 2024 to June 30, 2024. Refer to Note 4 – Asset sale for additional information on the Asset Sale.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in Oakland, California.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2023 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024 (the “2023 Form 10-K”).

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

In connection with the adoption of the Tax Benefits Preservation Plan, on February 12, 2024, the Company filed with the Delaware Secretary of State, a Certificate of Designation designating 3,000,000 shares of Series A Junior Participating Preferred Stock, $0.0001 par value per share (“Series A Preferred Stock”). The Company designated the Series A Preferred Stock in connection with the Company’s Board of Directors' approval of a Tax Benefits Preservation Plan, as discussed above.

The Company adopted the Tax Benefits Preservation Plan in order to protect against a possible limitation on the Company’s ability to use the Company’s NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The NOLs and certain other tax attributes are valuable assets to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax attributes will be substantially limited and the timing of the usage of the NOLs and other tax attributes could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “5-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent such an “ownership change” by deterring any person or group, together with its affiliates and associates, from acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock.

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

The Rights will expire on the earliest to occur of: (a) the close of business on February 10, 2027; (b) the time at which the Rights are redeemed or exchanged by the Company; (c) upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Company’s Board of Directors before any person or group becomes an Acquiring Person; and (d) the time at which the Company’s Board of Directors determines that the NOLs and certain other tax attributes are utilized in all material respects or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs and other tax attributes or materially impair the amount of NOLs and other tax attributes that could be used by the Company in any particular time period, for applicable tax purposes.

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

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the Company's condensed consolidated balance sheet. In February 2024, the Company announced the Asset Sale to Qoo10. The Asset Sale met the held for sale criteria on April 18, 2024, the date that the stockholders of the Company approved the Asset Sale. Refer to Note 4 – Asset sale for additional information on the Asset Sale.

Discontinued Operations

A disposal group is classified as a discontinued operation when the following criteria are met: (1) the disposal group is a component of an entity; (2) the component of the entity meets the held-for-sale criteria in accordance with our policy described above; and (3) the component of the entity represents a strategic shift in the entity's operating and financial results. Alternatively, if a business meets the criteria for held for sale on the acquisition date, the business is accounted for as a discontinued operation. The Asset Sale did not result in the Company's operations meeting the criteria for discontinued operations as the operations being disposed, per the Asset Sale, were not clearly distinguishable from the rest of the Company.

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

Following the Asset Sale, the Company only maintains bank accounts in the United States. The total cash balance in former bank accounts maintained in China represented approximately 49% of the Company’s total cash and cash equivalents as of December 31, 2023.

Prior to the Asset Sale, the Company's derivative financial instruments exposed it to credit risk to the extent that the counterparties were unable to meet the terms of the arrangement. Following the Asset Sale, the Company did not have any derivative instruments as of June 30, 2024. Refer to Note 4 – Asset sale for additional information on Asset Sale.

Prior to the Asset Sale, the Company was exposed to credit risk in the event of a default by its Payment Service Providers (“PSPs”). Following the Asset Sale, the Company did not have any funds receivable as of June 30, 2024. The two PSPs that represented more than 10% of the Company's fund receivable balance as of December 31, 2023, amounted to 57% and 28%, in the order of magnitude. Refer to Note 4 – Asset sale for additional information on Asset Sale.

Services Risk — Prior to the Asset Sale, the Company served all of its users using third-party data center and hosting providers. No significant interruptions of service were known to have occurred during the three and six months ended June 30, 2024 and 2023. The Company does not have any service risk as of June 30, 2024 as the Company no longer has marketplace and logistics operations as of the Asset Sale on April 19, 2024. Refer to Note 4 – Asset sale for additional information on Asset Sale.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (ASU 2024-01), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. This amendment will be effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. This amended guidance will not have an impact on the footnotes of our condensed consolidated statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements–Amendments to Remove References to the Concept Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. Early application is permitted. An entity should apply the amendments in this Update using one of the following transition methods: 1. Prospectively to all new transactions recognized on or after the date that the entity first applies the amendments 2. Retrospectively the beginning of the earliest comparative period presented in which the amendments were first applied. An entity shall adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

NOTE 2. DISAGGREGATION OF REVENUE

Prior to the Asset Sale, the Company generated revenue from marketplace and logistics services provided to its customers.

Prior to the Asset Sale, revenue is recognized as the Company transferred control of promised goods or services to its customers in an amount that reflects the consideration the Company expected to be entitled to in exchange for those goods or services. The Company considered both the merchant and the user to be customers, depending on the revenue stream. The Company evaluated whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtained control of the specified goods or services by considering if it was primarily responsible for fulfillment of the promise, had inventory risk and had latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue was generally recognized on a net basis and logistics revenue was generally recognized on a gross basis. Revenue excluded any amounts collected on behalf of third parties, including indirect taxes.

Marketplace Revenue

Prior to the Asset Sale, the Company provided a mix of marketplace services to its customers. The Company provided merchants access to its marketplace where merchants displayed and sold their products to users. The Company also provided ProductBoost services to help merchants promote their products within the Company’s marketplace.

Prior to the Asset Sale, marketplace revenue included commission fees collected in connection with user purchases of the merchants’ products. The commission fees varied depending on factors such as geography, product category, Wish Standards' tier, item value and dynamic pricing. The Company recognized revenue when a user’s order was processed, and the related order information had been made available to the merchant. Commission fees were recognized net of estimated refunds and chargebacks. Marketplace revenue also included ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within the Company's marketplace. The Company recognized ProductBoost revenue based on the number of impressions delivered, or clicks by users.

Logistics Revenue

Prior to the Asset Sale, the Company’s logistics offering for merchants was designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services included transportation and delivery of the merchant’s products to the user. Merchants were required to prepay for logistics services on a per order basis.

Prior to the Asset Sale, the Company recognized revenue over time as the merchant simultaneously received and consumed the logistics services benefit as the logistics services were performed. The Company used an output method of progress based on days in transit as the Company believed that it best depicted the Company’s progress toward complete satisfaction of the performance obligation.

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Core marketplace revenue	$2	$24	$13	$52
ProductBoost revenue	1	6	4	14
Marketplace revenue	3	30	17	66
Logistics revenue	4	48	26	108
Revenue	$7	$78	$43	$174

Refer to Note 12 – Geographical Information for the disaggregated revenue by geographical location.

Following the Asset Sale, consummated on April 19, 2024, the Company no longer has revenues as it has no marketplace and logistics operations.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$97	$97	$—	$—
U.S. Treasury bills	3	—	3	—
Total cash equivalents:	$100	$97	$3	$—
Marketable securities:
U.S. treasury bills	$47	$—	$47	$—
Total marketable securities	$47	$—	$47	$—
Total financial assets	$147	$97	$50	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Total cash equivalents	$—	$—	$—	$—
Marketable securities:
U.S. treasury bills	$127	$—	$127	$—
Commercial paper	—	—	—	—
Corporate bonds	17	—	17	—
Non-U.S. government	—	—	—	—
Total marketable securities	$144	$—	$144	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$145	$—	$145	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

The Company applies Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows” when determining whether or not to classify marketable securities as cash and cash equivalents. As of June 30, 2024, the Company’s “cash and cash equivalents” line item was comprised of money market funds and government securities, and “marketable securities” was comprised solely of government securities. The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The derivative asset and liability related to the Company’s foreign currency derivative contracts are classified within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates.

The following table summarizes the contractual maturities of the Company’s marketable securities:

	June 30,		December 31,
	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$47	$47	$144	$144
Total marketable securities	$47	$47	$144	$144

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of June 30, 2024 and December 31, 2023, respectively, were insignificant. As of June 30, 2024 and December 31, 2023, those investments with an original maturity of three months or less were classified as cash equivalents and those investments with original maturities beyond three months were classified as marketable securities. The Company has classified all of the marketable securities as available-for-sale.

As of June 30, 2024, funds receivable, derivative instruments, accounts payable, and merchants payable were zero due to the Asset Sale. Refer to Note 4 – Asset sale for additional information on Asset Sale.

NOTE 4. ASSET SALE

As set forth in Note 1 – Overview, Basis of Presentation and Significant New Accounting Policies, on February 10, 2024, the Company entered into the Asset Purchase Agreement and consummated the Asset Sale on April 19, 2024 following approval by the Company’s stockholders on April 18, 2024. As consideration for the Asset Sale, Qoo10 paid the Company a purchase price equal to $162 million in cash, after giving effect to the purchase price adjustments set forth in the Asset Purchase Agreement, and agreed to assume substantially all of the Company’s liabilities.

The net assets associated with the Asset Purchase Agreement met the criteria to be classified as assets held for sale upon approval of the stockholders on April 18, 2024.

The assets and liabilities of the disposed of business at the date of disposition i.e. April 19, 2024, were as follows (in millions):

(in millions)
Assets
Cash and cash equivalents	$177
Funds receivable	6
Prepaid expenses and other current assets	20
Property and equipment, net	3
Right-of-use assets	5
Other assets	3
Total assets held-for-sale	$214
Liabilities
Accounts payable	$13
Merchants payable	67
Refunds liability	1
Accrued liabilities	79
Lease and other liabilities	13
Total liabilities held-for-sale	$173
Net Assets	$41

As a result of the Asset Sale, the Company recorded a gain on Asset Sale of $4 million in the condensed consolidated statements of operations.

(in millions)
Purchase price per Asset Sale	$173
Add: Transaction Costs Paid by Buyer on behalf of Company at closing	6
Less: Excluded cash at Closing	(123)
Less: Cash adjustment pursuant to the Asset Sale	(11)
Net proceeds	$45
Less: Net Assets sold pursuant to the Asset Sale	(41)
Gain on Asset Sale	$4

Excluded cash consists of the Company's certain cash and cash equivalents and marketable securities.

On April 19, 2024, the Company terminated its Revolving Credit Agreement, dated as of November 20, 2020, by and among the Company, as the borrower, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent (“Revolving Credit Facility”), as well as the related security agreements. Prior to the termination, the Revolving Credit Facility enabled the Company to borrow up to $280 million and contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility.

On April 19, 2024, all outstanding unvested restricted awards for employees and directors were accelerated and fully vested. Refer to Note 9 – Equity Award Activity and Stock-Based Compensation for additional information.

NOTE 5. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Logistics costs(1)	$—	$25
Deferred revenue and customer deposits(1)	—	12
Wish Cash liability(1)	—	11
Sales and indirect taxes(1)	—	12
Other (2)	5	30
Total accrued liabilities	$5	$90

(1)
The balances decreased by 100% due to Asset Sale on April 19, 2024. Refer to Note 4 - Asset Sale for additional information on the Asset Sale.
(2)
Other accrued liabilities decreased by 83% to $5 million primarily due to Asset Sale on April 19, 2024. Refer to Note 4 - Asset Sale for additional information on the Asset Sale. Following the Asset Sale, other accrued liabilities primarily consist of $3 million of other payables to Qoo10 related to restricted cash held at JPMorgan for the One Sansome lease's letter of credit. When the letter of credit is closed and the restriction on cash lifted, this payable will be repaid.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

Prior to the Asset Sale, the Company conducted business in certain foreign currencies throughout its worldwide operations, and various entities held monetary assets or liabilities, earned revenues, or incurred costs in currencies other than the entity’s functional currency. As a result, the Company was exposed to foreign exchange gains or losses which impacted the Company’s operating results. The Company billed its users in their local currencies, primarily in U.S. dollars and Euros, and the Company made payments to merchants for products sold on the Company’s platforms in various currencies through third party payment service providers, which created exposure to currency rate fluctuations. The Company hedged these exposures to reduce the risk that its earnings and cash flows would be adversely affected by changes in exchange rates. As part of the Company’s foreign currency risk mitigation strategy prior to the Asset Sale, the Company entered into derivative contracts and foreign exchange forward contracts with up to twelve months in duration to hedge exposures for variability in U.S.-dollar equivalent of non-U.S.-dollar denominated cash flows associated with its forecasted revenue related transactions.

The Company’s derivatives transactions were not collateralized and did not include collateralization agreements with counterparties. The Company did not and does not use derivative financial instruments for speculative or trading purposes.

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Cash flow hedges	$—	$29
Non-designated hedges	—	44
Total	$—	$73

Fair Value of Derivative Financial Instruments

	June 30,		December 31,
	2024		2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$—	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$—	$—	$1	$1
Total derivatives	$—	$—	$1	$1

(1)
Derivative assets are included within prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	June 30,	December 31,
	2024	2023
	(in millions)
Balance at the beginning of the period	—	$2
Other comprehensive loss before reclassifications	—	(4)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	—	3
Balance at the end of the period	—	$1

The Company recognized changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affected earnings, the Company reclassified the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end were expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction did not occur, or it became probable that it will not occur, the Company reclassified the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three and six months ended June 30, 2024 and 2023, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur or were not probable to occur.

Prior to the Asset Sale, the Company classified cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were insignificant for both the three and six months ended June 30, 2024, and were approximately net losses of $4 million for both the three and six months ended June 30, 2023.

Prior to the Asset Sale, the Company classified cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

The Company did not have any derivative instruments as of June 30, 2024, as they were part of the Asset Sale on April 19, 2024. Refer to Note 4 – Asset sale for additional information on the Asset Sale.

NOTE 7. OPERATING LEASES

Prior to the Asset Sale, the Company leased its facilities and data center colocations under operating leases with various expiration dates through 2027.

Total operating lease cost was insignificant and $1 million for the three and six months ended June 30, 2024, respectively, and $1 million and $2 million for the three and six months ended June 30, 2023, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

Following the Asset Sale, the Company no longer has any operating leases or related right-of-use assets, current lease liabilities, or non-current lease liabilities.

As of December 31, 2023 the Company’s condensed consolidated balance sheets included right-of-use assets of $5 million, current lease liabilities in the amount of $7 million in accrued liabilities, and $6 million in lease liabilities, non-current. The weighted-average remaining lease term was 2 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases was as follows:

	Six Months Ended,
	June 30,	June 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3	$4

As of June 30, 2024, operating lease liabilities were zero due to the Asset Sale as all of the Company's operating leases were transferred to Qoo10. Refer to Note 4 – Asset sale for additional information on the Asset Sale.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Company also entered into letters of credit from time to time, which reduced its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrued at either adjusted LIBOR plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company was required to pay a commitment fee that accrued at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company was required to pay a fee that accrued at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility. In March 2024, the Company executed a letter to reduce the Revolving Credit Facility from an aggregate principal amount of $280 million to $7 million.

The Revolving Credit Facility contained customary conditions to borrowing, events of default and covenants, including covenants that restricted the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility were secured by liens on substantially all of the Company’s domestic assets and were guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit (the "Letter of Credit") in the amount of approximately $7 million was issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. Fees incurred under the Revolving Credit Facility were insignificant for the six months ended June 30, 2024 and 2023.

At the closing of the Asset Sale on April 19, 2024, we terminated the Revolving Credit Facility. At that closing, the Letter of Credit ceased to be issued under the Revolving Credit Facility and was cash collateralized in equal amounts by the Company and the Buyer. Furthermore, the Company's previous headquarters was transferred to the Buyer, which has assumed the Company's obligations under the lease for those headquarters upon closing of the Asset Sale. Refer to Note 4 – Asset sale for additional information on Asset Sale.

Purchase Obligations

Prior to the Asset Sale, the Company entered into an amendment to a colocation and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years effective September 1, 2022. Following the Asset Sale, the Company no longer had this commitment as of June 30, 2024. Refer to Note 4 – Asset sale for additional information on Asset Sale. The purchase obligations were assumed and thus were zero as of the Asset Sale.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of June 30, 2024, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 9. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information was as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances at December 31, 2023	366	$18.00	9	2,176
Granted	—			277
Exercised or vested	—			(2,165)
Forfeited or cancelled	—			(88)
Balances at June 30, 2024	366	$18.00	2	200

The weighted-average grant date fair value of restricted stock was $5.46 per share for both the three and six months ended June 30, 2024 and $7.97 and $14.48 per share for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, 3,202 thousand shares remained available for grant under the Company’s equity incentive plans. In connection with the closing of the Asset Sale, all outstanding equity awards became fully vested at the closing.

CEO Transition

In February 2023, the Board appointed Jun Yan as the Company's CEO, who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 0.17 million restricted stock units ("RSUs") with an aggregate grant date fair value of $3 million and (ii) options to purchase 0.3 million shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options became vested and exercisable, respectively, in periodic installments over a 2-year term, subject to the CEO's continued service with the Company. The option award originally had a term of 10 years. In February 2024, the option award was amended so the option shares vested as of Mr. Yan's termination date on April 19, 2024 and will expire on the two-year anniversary of the termination date on April 19, 2026. In connection with the closing of the Asset Sale, all of Mr. Yan's outstanding equity awards were accelerated and became fully vested at the closing.

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

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

	Six months ended June 30,
	2024	2023
Expected term (in years)	—	5.55
Risk free interest rate	—	4.15%
Volatility	—	91.51%
Dividend yield	—	—
Estimated fair value per share	—	$11.27

*No new options were granted during the three months ended June 30, 2024

Modification of Equity Awards

In February 2024, the Company modified its outstanding stock options to extend the expiration date of any option vested as of the date of employment termination from a 90-day period to a two-year period. The Company concluded that the extension of the expiration date of the stock options constituted a Type I modification. The stock based compensation impact of the modification was insignificant. Further, in February 2024, the Board of Directors, as permitted by the terms of the Company's equity incentive plans, modified all outstanding restricted stock awards and options, to add a change-in-control provision whereby all unvested awards would become fully vested upon the occurrence of a change in control and extended the expiration date for a period of two years following termination. The impact of these modifications to stock-based compensation expense for the period ended June 30, 2024, was insignificant. Upon consummation of the Asset Sale, all options and RSUs then outstanding were accelerated, thus no unrecognized expense remained for those equity awards as of June 30, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Cost of revenue	$—	$1	$—	$2
Sales and marketing	—	1	1	2
Product development	1	9	6	25
General and administrative	2	4	5	12
Total stock-based compensation	$3	$15	$12	$41

The Company will recognize the remaining $1 million of unrecognized stock-based compensation expense related to RSUs granted following the Asset Sale over a weighted-average period of approximately 1 year.

Employee Stock Purchase Plan

Following the Asset Sale, the Company terminated the Employee Stock Purchase Plan.

NOTE 10. INCOME TAXES

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

The provision for income taxes was $0 million and $6 million for the three and six months ended June 30, 2024, respectively, and was $3 million for the three and six months ended June 30, 2023. The year-over-year increase in provision for income taxes was primarily due to withholding taxes accrued on certain intercompany dividends. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of June 30, 2024. The Company had $4 million of unrecognized benefits as of December 31, 2023. These unrecognized tax benefits, if recognized, would affect the effective tax rate. The interest and penalties associated with the unrecognized tax benefits for each of the three months ended June 30, 2024 and December 31, 2023 were immaterial.

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

NOTE 11. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(13)	$(80)	$(72)	$(169)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	25,858	23,651	25,086	23,451
Net loss per share, basic and diluted	$(0.50)	$(3.38)	$(2.87)	$(7.21)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
	(in thousands)
Common stock options outstanding	366	366
Unvested restricted stock units outstanding	200	3,676
Employee stock purchase plan	—	117
Total	566	4,159

NOTE 12. GEOGRAPHICAL INFORMATION

China accounted for substantially all of marketplace and logistics revenue during the three and six months ended June 30, 2024 and 2023 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in both periods presented.

Prior to the Asset Sale, the Company believed it was relevant to disclose geographical revenue information determined by the location of the users. Following the closing of the Asset Sale, the Company no longer considers geographic revenue information by users to be relevant.

As of December 31, 2023, the Company’s long-lived tangible assets, which consisted of property and equipment, net and operating lease right-of-use assets, net were located in United States (56%) and China (44%). Following the closing of the Asset Sale, the Company no longer owns long-lived tangible assets.

NOTE 13. REDUCTION IN WORKFORCE

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

Following the Asset Sale, substantially all of the Company's employees became employees of the Buyer.

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

Asset Sale

On February 10, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) we agreed to sell substantially all of our assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) our net operating losses (“NOLs”) and certain other tax attributes, (B) our marketable securities and (C) certain of our cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of our liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of our common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and immediately following the closing of the Asset Sale, we received/retained approximately $162 million in cash, cash equivalents and marketable securities (consisting of government securities), as well as the NOLs and other tax attributes described herein.

Following the completion of the Asset Sale, ContextLogic has exited the operation of our marketplace and logistics business and other historical operations. However, we do not currently intend to liquidate. We are actively developing processes and procedures for evaluating strategic alternatives for the use of our Post-Closing Cash and reviewing, identifying and executing those strategic opportunities for the benefit of ContextLogic and its stockholders. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets or a business that will potentially allow the Company to utilize and derive benefits from our NOLs and certain other tax attributes.

Overview

Prior to the completion of the Asset Sale, we were an marketplace and logistics business that connected merchants and consumers from around the world. Since the Asset Sale was consummated, as we pursue strategic opportunities, our primary source of income is interest earned on our marketable securities and cash and cash equivalents. We also have retained a payment license in Europe that we still hold from two subsidiaries in the Netherlands pending approval of transfer to Qoo10 by the Dutch National Bank of certain licenses. Although our Board of Directors is evaluating various strategic alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value, we have not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. We can provide no assurance that our Board of Directors and management will be able to attract the businesses we identify as viable for our objectives, due to competitive forces in the marketplace beyond our control, or consummate strategic transactions, including the acquisition of assets or a business, on terms and conditions that we believe will be in the best interests of ContextLogic and its stockholders. The Company is not registered under the Investment Company Act of 1940, as amended (“ICA”), and is not required to register as an investment company under the ICA.

Results of Operations

The following table shows our results of operations for the periods presented and expresses the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results reflects business that we no longer operate and is not indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Revenue	$7	$78	$43	$174
Cost of revenue	6	62	36	138
Gross profit	1	16	7	36
Operating expenses:
Sales and marketing	3	39	18	76
Product development	4	38	26	89
General and administrative	13	22	35	47
Total operating expenses	20	99	79	212
Loss from operations	(19)	(83)	(72)	(176)
Other income, net
Interest and other income, net	2	6	2	10
Gain on Asset Sale	4	—	4	—
Loss before provision for income taxes	(13)	(77)	(66)	(166)
Provision for income taxes	—	3	6	3
Net loss	$(13)	$(80)	$(72)	$(169)

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	86%	79%	84%	79%
Gross profit	14%	21%	16%	21%
Operating expenses:
Sales and marketing	43%	50%	42%	44%
Product development	57%	49%	60%	51%
General and administrative	186%	28%	81%	27%
Total operating expenses	286%	127%	183%	122%
Loss from operations	(272)%	(106)%	(167)%	(101)%
Other income, net:
Interest and other income, net	29%	8%	5%	6%
Gain on Asset Sale	57%	—	9%	—
Loss before provision for income taxes	(186)%	(98)%	(153)%	(95)%
Provision for income taxes	—	4%	14%	2%
Net loss	(186)%	(102)%	(167)%	(97)%

Comparison of Three and Six Months Ended June 30, 2024 and 2023

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Core marketplace revenue(1)	$2	$24	$(22)	(92)%	$13	$52	$(39)	(75)%
ProductBoost revenue	1	6	(5)	(83)%	4	14	(10)	(71)%
Marketplace revenue	3	30	(27)	(90)%	17	66	(49)	(74)%
Logistics revenue	4	48	(44)	(92)%	26	108	(82)	(76)%
Revenue	$7	$78	$(71)	(91)%	$43	$174	$(131)	(75)%

(1)
Core marketplace revenue included a zero net loss for both the three months and six months ended June 30, 2024 and a $2 million and zero net loss for the three months and six months ended June 30, 2023, respectively, from our cash flow hedging program.

Revenue decreased $71 million, or 91%, to $7 million for the three months ended June 30, 2024 as compared to $78 million for the three months ended June 30, 2023. Revenue decreased $131 million, or 75%, to $43 million for the six months ended June 30, 2024 as compared to $174 million for the six months ended June 30, 2023. The decreases were attributable to the consummation of the Asset Sale in the beginning of the quarter. As such, the comparable period of three months ended June 30, 2024 only has 18 days of operations or ~20% of the quarter.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Cost of revenue	$6	$62	$(56)	(90)%	$36	$138	$(102)	(74)%
Percentage of revenue	86%	79%			84%	79%
Gross Margin	14%	21%			16%	21%

Cost of revenue for the three and six months ended June 30, 2024 decreased $56 million, or 90%, and $102 million, or 74%, respectively, compared to the same periods in 2023. These decreases were primarily due to the consummation of the Asset Sale in the beginning of the quarter. As such, the comparable period of three months ended June 30, 2024 only has 18 days of operations or approximately 20% of the quarter.

Sales and Marketing

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Sales and marketing	$3	$39	$(36)	(92)%	$18	$76	$(58)	(76)%
Percentage of revenue	43%	50%			42%	44%

Sales and marketing expense decreased $36 million, or 92%, to $3 million for the three months ended June 30, 2024, compared to $39 million for the three months ended June 30, 2023 and decreased $58 million, or 76%, to $18 million for the six months ended June 30, 2024, compared to $76 million for the six months ended June 30, 2023. The decrease was primarily due to the consummation of the Asset Sale in the beginning of the quarter. As such, the comparable period of three months ended June 30, 2024 only has 18 days of operations or ~20% of the quarter.

Product Development

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Product development	$4	$38	$(34)	(89)%	$26	$89	$(63)	(71)%
Percentage of revenue	57%	49%			60%	51%

Product development expense decreased $34 million, or 89%, to $4 million for the three months ended June 30, 2024, compared to $38 million for the three months ended June 30, 2023 and decreased $63 million, or 71%, to $26 million for the six months ended June 30, 2024, compared to $89 million for the six months ended June 30, 2023. The decrease was primarily due to the consummation of the Asset Sale in the beginning of the quarter. As such, the comparable period of three months ended June 30, 2024 only has 18 days of operations or ~20% of the quarter.

General and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
General and administrative	$13	$22	$(9)	(41)%	$35	$47	$(12)	(26)%
Percentage of revenue	186%	28%			81%	27%

General and administrative expense decreased $9 million, or 41%, to $13 million for the three months ended June 30, 2024, compared to $22 million for the three months ended June 30, 2023 and decreased $12 million, or 26%, to $35 million for the six months ended June 30, 2024, compared to $47 million for the six months ended June 30, 2023. The decrease was primarily due to the consummation of the Asset Sale in the beginning of the quarter. As such, the comparable period of three months ended June 30, 2024 only has 18 days of operations or ~20% of the quarter. The decrease was offset by costs incurred in closing the Asset Sale of $4 million, stock based compensation of $2 million, and $5 million associated with the operations and restructuring of the entity following the closing of the Asset Sale.

Interest and Other Income, net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Interest and other income, net	$2	$6	$(4)	(67)%	$2	$10	$(8)	(80)%
Percentage of revenue	29%	8%			5%	6%

Interest and other income, net decreased $4 million, or 67%, to $2 million for the three months ended June 30, 2024 as compared to $6 million for the three months ended June 30, 2023. The decrease was driven by lower cash and marketable securities balances earning interest.

Interest and other income, net decreased $8 million, or 80%, to $2 million for the six months ended June 30, 2024 as compared to $10 million for the six months ended June 30, 2023. The decrease was attributable to $6 million less interest income driven by lower cash and marketable securities balances and $2 million less impact from foreign exchange.

Since the consummation of the Asset Sale, we expect to earn interest income on marketable securities and cash and cash equivalents that remain following the Asset Sale.

Gain on Asset Sale

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Gain on Asset Sale	$4	$ —	N/M	N/M	$4	$ —	N/M	N/M
Percentage of revenue	57%	—			9%	—

Gain on Asset Sale increased $4 million, or 100%, to $4 million for the three months and six months ended June 30, 2024, respectively. The increase was due to a gain associated with Asset Sale completed on April 19, 2024.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Provision for income taxes	$—	$3	$(3)	(100)%	$6	$3	$3	100%
Percentage of revenue	—	4%			14%	2%

Provision for income taxes for the three months ended June 30, 2024 decreased $3 million, or 100% compared to the same periods in 2023. The decrease in the provision for income taxes was primarily related to unrecognized tax benefits during the three months ended June 30, 2023, in addition to the increase in pre-tax earnings of our international operations.

Provision for income taxes for the six months ended June 30, 2024 increased $3 million, or 100% compared to the same periods in 2023. The increase in the provision for income taxes was primarily related to withholding taxes accrued on certain intercompany dividends in Q1’24 offset by unrecognized tax benefits and our international operations during the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $103 million, a majority of which were held in cash deposits and money market funds, and marketable securities of $47 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our material cash requirements outside our normal operating costs include $5 million in total liabilities.

While we maintain our cash and short-term investments with a diverse group of large national financial institutions, there can be no assurance that any of our other deposits in excess of the Federal Deposit Insurance Corporation or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Sources of Liquidity

As a result of the Asset Sale, we received/retained approximately $162 million in cash. As of June 30, 2024, we had cash and cash equivalents of $103 million and marketable securities of $47 million (consisting of government securities). As required by the Asset Purchase Agreement, the Buyer assumed substantially all the liabilities of the Company.

Since the consummation of the Asset Sale, we: (i) earn interest income on cash and marketable securities that we continue to hold following the Asset Sale; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs.

Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$(90)	$(180)
Investing activities	(35)	3
Financing activities	(1)	(4)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the six months ended June 30, 2024 was $90 million. This was driven by our net loss of $72 million and $27 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $9 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased significantly due to the Asset Sale.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $35 million for the six months ended June 30, 2024. This was primarily due to $133 million net cash proceeds from the Asset Sale and $47 million of purchases in marketable securities, partially offset by $145 million in maturities of marketable securities.

Net cash provided by investing activities was $3 million for the six months ended June 30, 2023. This was primarily due to $176 million in maturities of marketable securities, partially offset by $170 million in purchases of marketable securities and $3 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $1 million for the six months ended June 30, 2024 and $4 million for the six months ended June 30, 2023, in each case, primarily due to tax payments related to employee RSU settlement.

Off Balance Sheet Arrangements

For the three and six months ended June 30, 2024, we had two unconsolidated entities in the Netherlands remaining from the Asset Sale. These two entities hold and manage a payment license in Europe and are pending approval of transfer to Qoo10 by the Dutch National Bank. We do not retain any economic benefits from these entities and thus do not consolidate them into our financial statements.

For the three and six months ended June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2023 Form 10-K, which was filed with the SEC on March 5, 2024, the following material weaknesses were identified and remain outstanding as of June 30, 2024:

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

Management’s Plan to Remediate the Material Weaknesses

As noted in Note 4 – Asset Sale of this 10-Q, the Company entered into an Asset Purchase Agreement with Qoo10 Delaware to sell substantially all of its assets, other than (A) the Company’s federal income tax net operating loss (NOLs) carryforwards and certain other tax attributes, (B) the Company’s marketable securities held in a specified wealth management account and (C) the Company’s cash and cash equivalents held in that wealth management account. The Company has been reassessing its remediation efforts since the closing of this transaction on April 19, 2024.

In consideration of this Asset Sale and the fact that most of the systems as well as unremediated process controls were sold to Qoo10, we are currently redesigning a completely new control environment with new systems, processes and controls commensurate with the ongoing business of ContextLogic going forward.

Changes in Internal Control Over Financial Reporting

For the quarter ended June 30, 2024, we have developed a new control environment with new systems, processes and controls commensurate with the ongoing business of ContextLogic going forward. As noted in Note 4 – Asset Sale, substantially all assets and liabilities were sold, contributing to the need for new business processes to be created and IT systems/SaaS applications to be purchased to support day to day operations and internal controls over financial reporting. A new IT infrastructure has been established and a General Ledger and Human Resources/Payroll system were implemented. New business processes and controls were designed and documented. An entirely new control environment has been created and documented with newly implemented processes, systems, and controls.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2023, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial conditions and/or operations. Due to risks and uncertainties, known and unknown, as well as the completion of the Asset Sale on April 19, 2024, our past financial results will not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods.

Risks Related to Our Business

Since the Asset Sale, we have had no material operations and no material sources of operating revenue, which may negatively impact the value and liquidity of our common stock.

Since the closing of the Asset Sale, we have not had an operating business generating revenues. Until we deploy the Post-Closing Cash and otherwise utilize our NOLs, we will have no material sources of operating revenue other than interest income on our marketable securities and cash and cash equivalents. Although the strategic alternatives under evaluation by our Board of Directors for the use of the Post-Closing Cash include funding, at least in part, the acquisition of businesses or assets that will potentially allow us to utilize our NOLs and certain other tax attributes, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. If we are not able to acquire suitable assets, the value of our remaining tax attributes will be limited and may be worthless. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock.

If we are deemed to be an investment company under the Investment Company Act of 1940, our results of operations could be harmed.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company generally will be deemed to be an “investment company” for purposes of the Investment Company Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and would have an adverse effect on our results of operations.

We continue to incur the expense of complying with public company reporting requirements following the closing of the Asset Sale.

Since the Asset Sale was consummated, we have continued, and will continue, to be required to comply with the applicable reporting requirements of the Exchange Act, and such compliance with such reporting requirements is economically burdensome and requires our management’s time and attention.

As a public company, we incur substantial legal, accounting, and other expenses. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC.

In addition, as a public company, our management and other key personnel must divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act.

As a result of our obligations as a public company, we may be subject to threatened or actual litigation, including by stockholders and competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

Risks Related to our NOLs and Other Tax Attributes

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

An “ownership change” could limit the use of our NOLs and our potential to derive a benefit from our NOLs.

The utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that could occur in the future. While we believe that our NOLs are currently not subject to limitation under these rules and have entered into a Tax Benefits Preservation Plan designed to preserve and protect our NOLs, there is no guarantee that we have not undergone an ownership change in the past or that such plan will prevent us from experiencing an ownership change in the future which would limit our ability to use our NOLs.

In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% stockholders” during a three-year test period.

Our Tax Benefits Preservation Plan does not prohibit a stockholder from acquiring a significant percentage of our outstanding common stock and adversely impacting our ability to preserve our NOLs.

Our Tax Benefits Preservation Plan is designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382 of the Code by deterring new 5% stockholders and is triggered by an unauthorized person acquiring or holding more than 4.9% of our outstanding voting securities. The Tax Benefits Preservation Plan is designed to deter new 5% stockholders through economic dilution, but does not prohibit a stockholder from acquiring more than 4.9% of our outstanding voting securities which could cause an “ownership change” if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% stockholders” during a three-year test period which could materially and adversely reduce and restrict our ability to utilize and benefit from our NOLs.

Risks Related to our Business Plan and Future Operations

We may face difficulties or delays or be unsuccessful in a search to acquire an operating business or assets, and we may expend significant time and capital on a prospective business or asset acquisition that is not ultimately consummated.

Our Board of Directors is evaluating strategic alternatives, including the potential to use the Post-Closing Cash and to utilize our NOLs by acquiring assets or a business. The investigation of any specific target assets or a business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents would require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We would likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed asset or a business acquisition that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable assets or business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for new assets or a business and investors should be aware of them before investing in an enterprise such as ours and we can provide no assurance that we will be successful in our efforts to acquire assets or a revenue producing business.

We expect to face intense competition in our search for assets or a revenue-producing business to combine with or acquire. Other parties, such as private equity and venture capital firms, larger companies, and other strategic investors, may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. These competitors may have a certain amount of liquid cash available to take advantage of favorable market conditions for a prospective asset or business purchase. Any delay or inability to locate, negotiate and enter into an asset or business acquisition as a result of any disadvantages we have relative to those other potential purchasers could cause us to lose valuable business opportunities to those other potential purchasers, which would have a material adverse effect on our business plan and results of operations. Moreover, economic factors that are beyond our control, including inflation and higher interest rates and economic uncertainty, as well as geopolitical instability may hinder our ability to locate and obtain assets or a business on terms that are favorable to us.

In addition, we have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all. There can be no assurance that we will have sufficient capital or be able to raise additional capital to provide us with the necessary funds to successfully acquire assets or a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our efforts to acquire assets or a revenue producing business and your investment in our common stock could be materially and adversely impacted. In addition, any debt financing that we may secure in connection with an acquisition, could result in additional operating and financial covenants that would limit or restrict our ability to take certain actions. There is no guarantee that financing would be available to us in amounts or on terms acceptable to us, if at all.

If we are not successful in acquiring assets or a new business and generating material revenues, investors may lose their entire investment.

If we are not successful in acquiring assets or a new business through which to implement it, our investors’ entire investment in our common stock could be materially and adversely affected. Even if we are successful in acquiring the assets of an operating entity, we can provide no assurances that we will be able to generate material revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors may lose their entire investment.

We may attempt to complete an acquisition with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

In pursuing our search for assets or a business to acquire, we may seek to complete a business acquisition with a privately-held company or acquire assets from a privately-held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential asset or business acquisition based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

When evaluating the desirability of a potential business acquisition, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our stockholders could suffer a reduction in the value of their shares.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining any future acquisitions and investments.

We may acquire assets, businesses or technologies in the future. Integrating an acquired asset, business or technology is difficult and can be risky. These potential and completed transactions create risks such as:

•
the risks associated with assuming liabilities related to the activities of the acquired business before and after the acquisition, including liabilities for violations of laws and regulations, commercial disputes, cyberattacks, taxes, and other matters; and
•
the difficulty of integrating new assets, businesses and technologies into our infrastructure.

Acquisitions also may require us to spend a substantial portion of our available cash, issue stock, incur debt or other liabilities, amortize expenses related to intangible assets, or incur write-offs of goodwill or other assets. Finally, acquisitions could be viewed negatively by analysts, investors or our users.

The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.

The success of our business will depend, in part, on the continued services of certain members of our management. Our inability to attract and retain qualified personnel could significantly disrupt our business. Although we take prudent steps to retain key personnel, we face competition for qualified individuals from numerous professional services and other companies. For example, our competitors may be able to attract and retain more qualified professional and technical personnel by offering more competitive compensation packages. If we are unable to attract new personnel and retain our current personnel, we may not be able execute our business plan.

Risks Related to the Asset Purchase Agreement

The Purchaser did not assume the excluded liabilities under the Asset Purchase Agreement.

Under the Asset Purchase Agreement, the Buyer did not assume all of the liabilities associated with our prior business. Certain liabilities remained with us post-closing. For example, the Buyer did not assume any liabilities arising out of or related to the employment or termination of service of any employee of ours who did not transfer to the Buyer or arising from severance payments to, or unpaid wages owed to, any employee who declined the Buyer’s offer of employment or service or certain third party claims related to the Company’s initial public offering, including an existing class action lawsuit and a stockholder derivative action. Such liabilities, together with other excluded liabilities under the Asset Purchase Agreement, could be significant. We can provide no assurance that we will not incur material post-closing liabilities.

We have counterparty risk with the Buyer and its affiliates for certain ongoing obligations under the Asset Purchase Agreement and the failure of the Buyer and its affiliates to perform their obligations could cause us to suffer losses.

In connection with the Asset Sale, under the Asset Purchase Agreement we agreed with Buyer to transfer and assign the lease for the facility located at One Sansome Street (the “Lease”) to Buyer and for Buyer to assume all obligations under the Lease. The Company relinquished control of the Leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, we agreed to maintain a letter of credit for an additional 90 days following the April 19, 2024 closing date during which time (i) Buyer was obligated to secure a replacement security acceptable to the landlord and (ii) we and Buyer agreed to provide the landlord with cash collateral in the amount of $7 million funded equally by the parties. As of July 31, 2024, the landlord had not accepted the Buyer’s proposed replacement security and has not consented to the assignment of the Lease. Until the landlord accepts the replacement security proposed by the Buyer and consents to the assignment of the Lease, we will remain the lessee under the Lease. However, as noted above, under the Asset Purchase Agreement, the Buyer agreed to assume all obligations under the Lease since the Asset Sale.

As of August 1, 2024, it has been reported that two of Parent Qoo10’s e-commerce platforms had filed for receivership in South Korea shortly after it was announced that Qoo10 was being investigated in South Korea for failures to make payments to vendors in South Korea. If the Buyer fails to pay the rent under the Lease or comply with other obligations under the Lease, we would be responsible for the remaining obligations under the Lease. While the cash collateral held as restricted cash on our balance sheet could be utilized to satisfy Lease obligations should Buyer fail to meet them, half of the cash collateral has been funded by the Company, and if more than half of the cash collateral is used to satisfy obligations under the Lease, such funds will not be returned to the Company. While the Buyer would be responsible for such obligations under the terms of the Asset Purchase Agreement, we can provide no assurance that we would be successful in obtaining payment or reimbursement from Buyer or Qoo10 for such losses.

Risks Related to Our Internal Controls

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

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. While we have developed a new control environment with new systems, processes and controls commensurate with our ongoing business going forward, and new business processes and controls were designed and documented in order to improve our internal control over financial reporting through remediation measures described in Item 4, “Controls and Procedures—Management’s Plan to Remediate the Material Weaknesses”, we cannot guarantee that these changes will remediate future deficiencies or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

We have broad discretion regarding the use of proceeds from the Asset Sale. Although our Board of Directors will continue to evaluate various strategic alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value, including through potentially using our cash and/or our NOLs, it has not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

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

We may issue additional common stock, subscription rights, convertible securities or other equity securities. We may also expect to issue common stock to our employees, directors and other service providers pursuant to our equity incentive plans or otherwise. Such issuances could be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.

If we choose to pursue an asset or business acquisition, we may require additional capital to fund such acquisition. Depending on the acquisition we pursue, future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses may require a substantial amount of additional capital. We may not be able to obtain additional capital when required.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market.

Our stockholders may not be afforded any opportunity to evaluate or approve an asset or business acquisition as we pursue strategic alternatives.

Our stockholders may not be afforded the opportunity to evaluate and approve a proposed business acquisition. In most cases, asset or business acquisitions do not require stockholder approval under applicable law, and our certificate of incorporation and bylaws do not afford our stockholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining our direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board of Directors, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our stockholders.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our ordinary shares less attractive to investors.

As of June 30, 2024, we qualified as a “smaller reporting company,” as defined in the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million. As a “smaller reporting company,” we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. This includes reduced disclosure obligations in our SEC filings such as simplified executive compensation disclosures, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and investors may find our shares of common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

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
•
uncertainty among investors relating to the strategic alternative that we will choose, including any prospective asset or business acquisition and the terms and conditions thereof;
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

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we choose to pursue and consummate an asset or business acquisition and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

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
•
directors can be removed only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of our common stock. Vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;
•
certain amendments to our certificate of incorporation or bylaws will require the approval of two-thirds of our common stock;
•
authorization of the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;
•
our stockholders are only able to take action at a meeting of stockholders and not by written consent;
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

Additionally, the market price of our common stock has been and may continue to be volatile. As a result, we have been named in lawsuits, and may be subject to both ongoing litigation and other requests related to our stock price/performance and/or performance and independence of our Board of Directors.

We are currently party to three putative class action lawsuits that were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages and that have been coordinated and consolidated (the “IPO Case”). In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and in April 2023, the plaintiffs filed a first amended consolidated class action complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. The Court dismissed this complaint in December 2023 with leave to amend. In February 2024, the plaintiffs filed a second amended consolidated class action complaint, which Defendants have moved to dismiss.

In addition, in August 2021, a shareholder derivative action purportedly brought on behalf of the Company, Patel v. Szulczewski, was filed in the U.S. federal court alleging that the Company’s directors and officers made or caused the Company to make false and/or misleading statements about the Company’s business operations and financial prospects in various public filings. This matter is stayed pending certain motion practice in the IPO Case.

We cannot predict the outcome of these cases at this time and we may continue to be the target of securities litigations, and/or may receive other civil and regulator inquiries and requests, in the future. Securities litigation or inquiries or investigations against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business, results of operation, and/or reputation.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#

Offer Letter, dated April 2, 2024 between Rishi Bajaj and ContextLogic Inc. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2024, File No. 001-39775)

10.2*#

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

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: August 8, 2024	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Brett Just
Brett Just
Chief Financial Officer
(Principal Financial Officer)