Form 10-Q
period 2024-09-30
ContextLogic Inc.
filed 2024-11-07
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the number of shares of the registrant’s Class A common stock outstanding was 26,285,055.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Exchange Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of the Post-Closing Cash, our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities and our continued listing on Nasdaq. In some cases, forward-looking statements can be identified by use of terms such as “anticipates,” “assumption,” “believes,” “continue,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” judgment,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 8, 2024, the Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 5, 2024, and our other filings with the Securities and Exchange Commission (the “SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33	$238
Marketable securities	117	144
Funds receivable	—	7
Prepaid expenses and other current assets	8	21
Total current assets	158	410
Property and equipment, net	—	4
Right-of-use assets	—	5
Other assets	—	2
Deferred tax assets, net	—	2
Total assets	$158	$423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1	$30
Merchants payable	—	74
Refunds liability	—	2
Accrued liabilities	4	90
Total current liabilities	5	196
Lease liabilities, non-current	—	6
Other liabilities	—	4
Total liabilities	5	206
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of September 30, 2024 and December 31, 2023; No shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 26,285 and 24,229 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	3,481	3,470
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(3,328)	(3,246)
Total stockholders’ equity	153	217
Total liabilities and stockholders’ equity	$158	$423

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$—	$60	$43	$234
Cost of revenue	—	46	36	184
Gross profit	—	14	7	50
Operating expenses:
Sales and marketing	—	35	18	111
Product development	—	38	26	127
General and administrative	3	21	38	68
Total operating expenses	3	94	82	306
Loss from operations	(3)	(80)	(75)	(256)
Other income, net:
Interest and other income, net	2	3	4	13
Gain on Asset Sale	—	—	4	—
Loss before provision for income taxes	(1)	(77)	(67)	(243)
Provision for income taxes	—	3	6	6
Net loss	$(1)	$(80)	$(73)	$(249)
Net loss per share, basic and diluted	$(0.04)	$(3.35)	$(2.86)	$(10.55)
Weighted-average shares used in computing net loss per share, basic and diluted	26,280	23,897	25,488	23,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(1)	$(80)	$(73)	$(249)
Other comprehensive loss:
Unrealized holding gains (losses) on derivatives and marketable securities, net of tax	—	3	(1)	(1)
Foreign-exchange related adjustment included in Asset Sale	—	—	9	—
Foreign currency translation adjustment	—	—	(1)	(4)
Comprehensive loss	$(1)	$(77)	$(66)	$(254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of June 30, 2024	26,211	$—	$3,481	$—	$(3,327)	$154
Issuance of common stock upon settlement of restricted stock units	74	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—
Net loss	—	—	—	—	(1)	(1)
Balances as of September 30, 2024	26,285	$—	$3,481	$—	$(3,328)	$153

	Nine Months Ended September 30, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	2,176	—	—	—	—	—
Shares withheld related to net share settlement	(120)	—	(1)	—	—	(1)
Stock-based compensation	—	—	12	—	—	12
Other comprehensive loss, net	—	—	—	7	(9)	(2)
Net loss	—	—	—	—	(73)	(73)
Balances as of September 30, 2024	26,285	$—	$3,481	$—	$(3,328)	$153

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

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(73)	$(249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	3
Noncash lease expense	1	3
Impairment of lease assets and property and equipment	—	1
Stock-based compensation	12	54
Net accretion of discounts and premiums on marketable securities	(3)	(6)
Gain on Asset Sale	(4)	—
Other	—	1
Changes in operating assets and liabilities:
Funds receivable	—	8
Prepaid expenses, other current and noncurrent assets	—	16
Accounts payable	(15)	(17)
Merchants payable	(8)	(43)
Accrued and refund liabilities	(7)	(32)
Lease liabilities	(2)	(5)
Other current and noncurrent liabilities	6	—
Net cash used in operating activities	(92)	(266)
Cash flows from investing activities:
Purchases of property and equipment and development of internal use software	—	(3)
Proceeds from Asset Sale, net of cash disposed	(133)	—
Purchases of marketable securities	(120)	(239)
Sales of marketable securities	5	—
Maturities of marketable securities	145	317
Net cash provided by (used in) investing activities	(103)	75
Cash flows from financing activities:
Payment of taxes related to RSU settlement	(1)	(5)
Net cash used in financing activities	(1)	(5)
Foreign currency effects on cash, cash equivalents and restricted cash	(2)	(7)
Net decrease in cash, cash equivalents and restricted cash	(198)	(203)
Cash, cash equivalents and restricted cash at beginning of period	238	513
Cash, cash equivalents and restricted cash at end of period	$40	$310
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$33	$303
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	7	7
Total cash, cash equivalents and restricted cash	$40	$310
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

As previously disclosed, on February 10, 2024, ContextLogic Inc. (the “Company”, “ContextLogic”, "we" or "us") entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s net operating losses (“NOLs”) and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”).

On April 18, 2024, the holders of a majority of the outstanding shares of the Company’s common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024.

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the condensed consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations up to April 19, 2024, the results of the Asset Sale, and the limited post-Asset Sale activities since April 19, 2024. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2023 is derived from audited consolidated financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 5, 2024 (the “2023 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

The Company adopted the Tax Benefits Preservation Plan in order to protect against a possible limitation on the Company’s ability to use the Company’s net operating losses ("NOLs") and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The NOLs and certain other tax attributes are valuable assets to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax attributes will be substantially limited and the timing of the usage of the NOLs and other tax attributes could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “5-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent such an “ownership change” by deterring any person or group, together with its affiliates and associates, from acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock.

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

Concentrations of Risk

Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and marketable securities. The Company’s cash and cash equivalents are held on deposit with creditworthy institutions. Although the Company’s deposits exceed federally insured limits, the Company has not experienced any losses in such accounts. The Company invests its excess cash in money market accounts, U.S. Treasury notes, U.S. Treasury bills, commercial paper, corporate bonds, and non-U.S. government securities. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities for the amounts reflected on the condensed consolidated balance sheets. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Following the Asset Sale, the Company only maintains bank accounts in the United States. The total cash balance in former bank accounts maintained in China represented approximately 49% of the Company’s total cash and cash equivalents as of December 31, 2023.

Prior to the Asset Sale, the Company's derivative financial instruments exposed it to credit risk to the extent that the counterparties were unable to meet the terms of the arrangement. Following the Asset Sale, the Company did not have any derivative instruments as of September 30, 2024. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Prior to the Asset Sale, the Company was exposed to credit risk in the event of a default by its Payment Service Providers (“PSPs”). Following the Asset Sale, the Company did not have any funds receivable as of September 30, 2024. The two PSPs that represented more than 10% of the Company's fund receivable balance as of December 31, 2023, amounted to 57% and 28%, in the order of magnitude. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Services Risk — Prior to the Asset Sale, the Company served all of its users using third-party data center and hosting providers. No significant interruptions of service were known to have occurred during the three and nine months ended September 30, 2024 and 2023. The Company does not have any service risk as of September 30, 2024 as the Company no longer has marketplace and logistics operations as of the Asset Sale on April 19, 2024. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its 2023 Form 10-K, filed with the SEC on March 5, 2024, that have had a material impact on its condensed consolidated financial statements.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment-related disclosures on an annual and interim basis, to enable investors in developing more informed and actionable analyses. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the footnotes to our condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. This amendment will be effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. This amended guidance will not have an impact on the footnotes of our condensed consolidated financial statements.

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

Prior to the Asset Sale, revenue was recognized as the Company transferred control of promised goods or services to its customers in an amount that reflects the consideration the Company expected to be entitled to in exchange for those goods or services. The Company considered both the merchant and the user to be customers, depending on the revenue stream. The Company evaluated whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtained control of the specified goods or services by considering if it was primarily responsible for fulfillment of the promise, had inventory risk and had latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue was generally recognized on a net basis and logistics revenue was generally recognized on a gross basis. Revenue excluded any amounts collected on behalf of third parties, including indirect taxes.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Core marketplace revenue	$—	$19	$13	$71
ProductBoost revenue	—	5	4	19
Marketplace revenue	—	24	17	90
Logistics revenue	—	36	26	144
Revenue	$—	$60	$43	$234

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
U.S. Treasury bills	31	—	31	—
Total cash equivalents:	$31	$—	$31	$—
Marketable securities:
U.S. treasury bills	$117	$—	$117	$—
Total marketable securities	$117	$—	$117	$—
Total financial assets	$148	$—	$148	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$—	$—	$—	$—
Corporate bonds	—	—	—	—
Total cash equivalents	$—	$—	$—	$—
Marketable securities:
U.S. treasury bills	$127	$—	$127	$—
Commercial paper	—	—	—	—
Corporate bonds	17	—	17	—
Non-U.S. government	—	—	—	—
Total marketable securities	$144	$—	$144	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$145	$—	$145	$—
Financial liabilities:
Accrued liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

The Company applies Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows” when determining whether or not to classify marketable securities as cash and cash equivalents. As of September 30, 2024, the Company’s “cash and cash equivalents” line item was comprised of money market funds and government securities, and “marketable securities” was comprised solely of government securities. The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The derivative asset and liability related to the Company’s foreign currency derivative contracts were classified within Level 2 of the fair value hierarchy as the valuation inputs were based on quoted prices and market observable data of similar instruments in active markets, including currency spot and forward rates.

The following table summarizes the contractual maturities of the Company’s marketable securities:

	September 30,		December 31,
	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$117	$117	$144	$144
Total marketable securities	$117	$117	$144	$144

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of September 30, 2024 and December 31, 2023, respectively, were insignificant. As of September 30, 2024 and December 31, 2023, those investments with an original maturity of three months or less were classified as cash equivalents and those investments with original maturities beyond three months were classified as marketable securities. The Company has classified all of the marketable securities as available-for-sale.

As of September 30, 2024, funds receivable, derivative instruments, accounts payable, and merchants payable were zero due to the Asset Sale. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

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

The assets and liabilities of the disposed of business at the date of disposition i.e. April 19, 2024, were as follows (in millions):

(in millions)
Assets
Cash and cash equivalents	$177
Funds receivable	6
Prepaid expenses and other current assets	20
Property and equipment, net	3
Right-of-use assets	5
Other assets	3
Total assets held for sale	214
Liabilities
Accounts payable	13
Merchants payable	67
Refunds liability	1
Accrued liabilities	79
Lease and other liabilities	13
Total liabilities held for sale	173
Net Assets	$41

As a result of the Asset Sale, the Company recorded a gain on Asset Sale of $4 million in the condensed consolidated statements of operations.

(in millions)
Purchase price per Asset Sale	$173
Add: Transaction costs paid by buyer on behalf of the Company at closing	6
Less: Excluded cash at closing	(123)
Less: Cash adjustment pursuant to the Asset Sale	(11)
Net proceeds	45
Less: Net assets sold pursuant to the Asset Sale	(41)
Gain on Asset Sale	$4

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

NOTE 5. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023
	(in millions)
Logistics costs(1)	$—	$25
Deferred revenue and customer deposits(1)	—	12
Wish Cash liability(1)	—	11
Sales and indirect taxes(1)	—	12
Other (2)	4	30
Total accrued liabilities	$4	$90

(1)
The balances decreased by 100% due to Asset Sale on April 19, 2024. Refer to Note 4 - Asset Sale for additional information on the Asset Sale.
(2)
Other accrued liabilities decreased by 87% to $4 million primarily due to Asset Sale on April 19, 2024. Refer to Note 4 - Asset Sale for additional information on the Asset Sale. Following the Asset Sale, other accrued liabilities primarily consist of $3 million of other payables to Qoo10 related to restricted cash held at JPMorgan for the One Sansome lease's letter of credit. When the letter of credit is closed and the restriction on cash is lifted, this payable will be repaid.

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

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	September 30,	December 31,
	2024	2023
	(in millions)
Cash flow hedges	$—	$29
Non-designated hedges	—	44
Total	$—	$73

Fair Value of Derivative Financial Instruments

	September 30,		December 31,
	2024		2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$—	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$—	$—	$1	$1
Total derivatives	$—	$—	$1	$1

(1)
Derivative assets are included within prepaid and other current assets in the condensed consolidated balance sheets.
(2)
Derivative liabilities are included within "other" in accrued liabilities in the condensed consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive income (loss) resulting from cash flow hedging were as follows:

	September 30,	December 31,
	2024	2023
	(in millions)
Balance at the beginning of the period	$1	$2
Other comprehensive loss before reclassifications	—	(4)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive income	(1)	3
Balance at the end of the period	$—	$1

The Company recognized changes in fair value of the cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its condensed consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affected earnings, the Company reclassified the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end were expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction did not occur, or it became probable that it will not occur, the Company reclassified the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue. For the three and nine months ended September 30, 2024 and 2023, there were no net gains or losses recognized in core marketplace revenue relating to hedges of forecasted transactions that did not occur or were not probable to occur.

Prior to the Asset Sale, the Company classified cash flows related to its cash flow hedges as operating activities in its condensed consolidated statements of cash flows.

Derivatives Not Designated as Hedging Instruments

The net gains and losses on the change in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments recognized in other income, net in the condensed consolidated statements of operations were insignificant for both the three and nine months ended September 30, 2024, and were approximately a net gain of $1 million and a net loss of $3 million for the three and nine months ended September 30, 2023, respectively.

Prior to the Asset Sale, the Company classified cash flows related to its non-designated hedging instruments as operating activities in its condensed consolidated statements of cash flows.

The Company did not have any derivative instruments as of September 30, 2024, as they were part of the Asset Sale on April 19, 2024. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

NOTE 7. OPERATING LEASES

Prior to the Asset Sale, the Company leased its facilities and data center co-locations under operating leases with various expiration dates through 2027.

Total operating lease cost was zero and $1 million for the three and nine months ended September 30, 2024, respectively, and $1 million and $3 million for the three and nine months ended September 30, 2023, respectively. Short-term lease costs, variable lease costs and sublease income were not material.

Following the Asset Sale, the Company no longer has any operating leases or related right-of-use assets, current lease liabilities, or non-current lease liabilities.

As of December 31, 2023, the Company’s condensed consolidated balance sheet included right-of-use assets of $5 million, current lease liabilities in the amount of $7 million in accrued liabilities, and $6 million in lease liabilities, non-current. The weighted-average remaining lease term was 2 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases was as follows:

	Nine Months Ended,
	September 30,	September 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3	$6

As of September 30, 2024, operating lease liabilities were zero due to the Asset Sale as all of the Company's operating leases were transferred to Qoo10. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Company also entered into letters of credit from time to time, which reduced its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrued at either adjusted reference rate plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company was required to pay a commitment fee that accrued at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company was required to pay a fee that accrued at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility. In March 2024, the Company executed a letter to reduce the Revolving Credit Facility from an aggregate principal amount of $280 million to $7 million.

The Revolving Credit Facility contained customary conditions to borrowing, events of default and covenants, including covenants that restricted the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility were secured by liens on substantially all of the Company’s domestic assets and were guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit (the "Letter of Credit") in the amount of approximately $7 million was issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. Fees incurred under the Revolving Credit Facility were insignificant for the nine months ended September 30, 2024 and 2023.

At the closing of the Asset Sale on April 19, 2024, the Company terminated the Revolving Credit Facility. At that closing, the Letter of Credit ceased to be issued under the Revolving Credit Facility and was cash collateralized in equal amounts by the Company and the Buyer. Furthermore, the Company's previous headquarters was transferred to the Buyer, which has assumed the Company's obligations under the lease for those headquarters upon closing of the Asset Sale. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Purchase Obligations

Prior to the Asset Sale, the Company entered into an amendment to a co-location and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years effective September 1, 2022. Following the Asset Sale, the Company no longer had this commitment as of September 30, 2024. Refer to Note 4 – Asset Sale for additional information on Asset Sale. The purchase obligations were assumed and thus were zero as of the Asset Sale.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of September 30, 2024, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 9. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information was as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances as of December 31, 2023	366	$18.00	9.0	2,176
Granted	—			277
Exercised or vested	—			(2,175)
Forfeited or cancelled	—			(88)
Balances as of September 30, 2024	366	$18.00	1.6	190

The weighted-average grant date fair value of restricted stock was zero and $5.46 per share for the three and nine months ended September 30, 2024, respectively, and $8.10 and $13.92 per share for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, 3,202 shares remained available for grant under the Company’s equity incentive plans. In connection with the closing of the Asset Sale, all outstanding equity awards became fully vested at the closing.

CEO Transition

In February 2023, the Board of Directors appointed Jun Yan as the Company's CEO, who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 0.17 million restricted stock units ("RSUs") with an aggregate grant date fair value of $3 million and (ii) options to purchase 0.3 million shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options became vested and exercisable, respectively, in periodic installments over a 2-year term, subject to the CEO's continued service with the Company. The option award originally had a term of 10 years. In February 2024, the option award was amended so the option shares vested as of Mr. Yan's termination date on April 19, 2024 and will expire on the two-year anniversary of the termination date on April 19, 2026. In connection with the closing of the Asset Sale, all of Mr. Yan's outstanding equity awards were accelerated and became fully vested at the closing.

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

A summary of the assumptions used in the Black-Scholes option pricing model to determine the fair value of the options is as follows:

	Nine months ended September 30,
	2024	2023
Expected term (in years)	—	5.55
Risk free interest rate	—	4.15%
Volatility	—	91.51%
Dividend yield	—	—
Estimated fair value per share	$—	$11.27

Modification of Equity Awards

In February 2024, the Company modified its outstanding stock options to extend the expiration date of any option vested as of the date of employment termination from a 90-day period to a two-year period. The Company concluded that the extension of the expiration date of the stock options constituted a Type I modification. The stock-based compensation impact of the modification was insignificant. Further, in February 2024, the Board of Directors, as permitted by the terms of the Company's equity incentive plans, modified all outstanding restricted stock awards and options, to add a change-in-control provision whereby all unvested awards would become fully vested upon the occurrence of a change in control and extended the expiration date for a period of two years following termination. The impact of these modifications to stock-based compensation expense for the period ended September 30, 2024, was insignificant. Upon consummation of the Asset Sale, all options and RSUs then outstanding were accelerated, thus no unrecognized expense remained for those equity awards as of September 30, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Cost of revenue	$—	$1	$—	$3
Sales and marketing	—	1	1	3
Product development	—	6	6	31
General and administrative	—	5	5	17
Total stock-based compensation	$—	$13	$12	$54

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

The provision for income taxes was $0 million and $6 million for the three and nine months ended September 30, 2024, respectively, and was $3 million and $6 million for the three and nine months ended September 30, 2023, respectively. The year-over-year increase in provision for income taxes was primarily due to withholding taxes accrued on certain intercompany dividends. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of September 30, 2024. The Company had $4 million of unrecognized benefits as of December 31, 2023. The interest and penalties associated with the unrecognized tax benefits were immaterial for the three and nine months ended September 30, 2024 and 2023.

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

NOTE 11. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(1)	$(80)	$(73)	$(249)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	26,280	23,897	25,488	23,601
Net loss per share, basic and diluted	$(0.04)	$(3.35)	$(2.86)	$(10.55)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
	(in thousands)
Common stock options outstanding	366	366
Unvested restricted stock units outstanding	190	2,642
Employee stock purchase plan	—	117
Total	556	3,125

NOTE 12. GEOGRAPHICAL INFORMATION

China accounted for substantially all of marketplace and logistics revenue during the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in both periods presented.

Prior to the Asset Sale, the Company believed it was relevant to disclose geographical revenue information determined by the location of the users. Following the closing of the Asset Sale, the Company no longer considers geographic revenue information by users to be relevant.

As of December 31, 2023, the Company’s long-lived tangible assets, which consisted of property and equipment, net and operating lease right-of-use assets were located in United States (56%) and China (44%). Following the closing of the Asset Sale, the Company no longer owns long-lived tangible assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q. All references to "we", "us", "our", or "ContextLogic" or the "Company" refer to ContextLogic Inc.

Asset Sale

On February 10, 2024, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) we agreed to sell substantially all of our assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) our net operating losses (“NOLs”) and certain other tax attributes, (B) our marketable securities and (C) certain of our cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of our liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”). On April 18, 2024, the holders of a majority of the outstanding shares of our common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024, and immediately following the closing of the Asset Sale, we received/retained approximately $162 million in cash, cash equivalents and marketable securities (consisting of government securities)(the "Post-Closing Cash"), as well as the NOLs and other tax attributes described herein.

Following the completion of the Asset Sale, we have exited the operation of our marketplace and logistics business and other historical operations. However, we do not currently intend to liquidate. We are actively developing processes and procedures for evaluating strategic alternatives for the use of our Post-Closing Cash and reviewing, identifying and executing those strategic opportunities for the benefit of ContextLogic and its stockholders. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets or a business that will potentially allow us to utilize and derive benefits from our NOLs and certain other tax attributes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in millions)
Revenue	$—	$60	$43	$234
Cost of revenue	—	46	36	184
Gross profit	—	14	7	50
Operating expenses:
Sales and marketing	—	35	18	111
Product development	—	38	26	127
General and administrative	3	21	38	68
Total operating expenses	3	94	82	306
Loss from operations	(3)	(80)	(75)	(256)
Other income, net
Interest and other income, net	2	3	4	13
Gain on Asset Sale	—	—	4	—
Loss before provision for income taxes	(1)	(77)	(67)	(243)
Provision for income taxes	—	3	6	6
Net loss	$(1)	$(80)	$(73)	$(249)

The following table presents the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	—	100%	100%	100%
Cost of revenue	—	77%	84%	79%
Gross profit	—	23%	16%	21%
Operating expenses:
Sales and marketing	—	58%	42%	47%
Product development	—	63%	60%	54%
General and administrative	—	35%	88%	29%
Total operating expenses	—	156%	190%	130%
Loss from operations	—	(133)%	(174)%	(109)%
Other income, net:
Interest and other income, net	—	5%	9%	6%
Gain on Asset Sale	—	—	9%	—
Loss before provision for income taxes	—	(128)%	(156)%	(103)%
Provision for income taxes	—	5%	14%	3%
Net loss	—	(133)%	(170)%	(106)%

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Core marketplace revenue(1)	$—	$19	$(19)	(100)%	$13	$71	$(58)	(82)%
ProductBoost revenue	—	5	(5)	(100)%	4	19	(15)	(79)%
Marketplace revenue	—	24	(24)	(100)%	17	90	(73)	(81)%
Logistics revenue	—	36	(36)	(100)%	26	144	(118)	(82)%
Revenue	$—	$60	$(60)	(100)%	$43	$234	$(191)	(82)%

(1)
Core marketplace revenue included a zero net loss for both the three months and nine months ended September 30, 2024 and a $3 million and $4 million net loss for the three months and nine months ended September 30, 2023, respectively, from our cash flow hedging program.

Revenue decreased $60 million, or 100%, to zero for the three months ended September 30, 2024 as compared to $60 million for the three months ended September 30, 2023. Revenue decreased $191 million, or 82%, to $43 million for the nine months ended September 30, 2024 as compared to $234 million for the nine months ended September 30, 2023. The decreases were attributable to the consummation of the Asset Sale in the prior quarter. As such, the comparable period of three months ended September 30, 2024 has none of the previous marketplace and logistics operations.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Cost of revenue	$—	$46	$(46)	(100)%	$36	$184	$(148)	(80)%
Percentage of revenue	—	77%			84%	79%
Gross Margin	—	23%			16%	21%

Cost of revenue for the three and nine months ended September 30, 2024 decreased $46 million, or 100%, and $148 million, or 80%, respectively, compared to the same periods in 2023. These decreases were primarily due to the consummation of the Asset Sale in the prior quarter. As such, the comparable period of three months ended September 30, 2024 has none of the previous marketplace and logistics operations.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Sales and marketing	$—	$35	$(35)	(100)%	$18	$111	$(93)	(84)%
Percentage of revenue	—	58%			42%	47%

Sales and marketing expense decreased $35 million, or 100%, to zero for the three months ended September 30, 2024, compared to $35 million for the three months ended September 30, 2023 and decreased $93 million, or 84%, to $18 million for the nine months ended September 30, 2024, compared to $111 million for the nine months ended September 30, 2023. The decrease was primarily due to the consummation of the Asset Sale in the prior quarter. As such, the comparable period of three months ended September 30, 2024 has none of the previous marketplace and logistics operations.

Product Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Product development	$—	$38	$(38)	(100)%	$26	$127	$(101)	(80)%
Percentage of revenue	—	63%			60%	54%

Product development expense decreased $38 million, or 100%, to zero for the three months ended September 30, 2024, compared to $38 million for the three months ended September 30, 2023 and decreased $101 million, or 80%, to $26 million for the nine months ended September 30, 2024, compared to $127 million for the nine months ended September 30, 2023. The decrease was primarily due to the consummation of the Asset Sale in the prior quarter. As such, the comparable period of three months ended September 30, 2024 has none of the previous marketplace and logistics operations.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
General and administrative	$3	$21	$(18)	(86)%	$38	$68	$(30)	(44)%
Percentage of revenue	—	35%			88%	29%

General and administrative expense decreased $18 million, or 86%, to $3 million for the three months ended September 30, 2024, compared to $21 million for the three months ended September 30, 2023 and decreased $30 million, or 44%, to $38 million for the nine months ended September 30, 2024, compared to $68 million for the nine months ended September 30, 2023. The decrease was primarily due to the consummation of the Asset Sale in the prior quarter. As such, the comparable period of three months ended September 30, 2024 has none of the previous marketplace and logistics operations. The decrease was offset by $3 million of expenses for legal, employee and other professional services.

Interest and Other Income, net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Interest and other income, net	$2	$3	$(1)	(33)%	$4	$13	$(9)	(69)%
Percentage of revenue	—	5%			9%	6%

Interest and other income, net decreased $1 million, or 33%, to $2 million for the three months ended September 30, 2024 as compared to $3 million for the three months ended September 30, 2023. The decrease was driven by lower interest rates and lower cash and marketable securities balances earning interest.

Interest and other income, net decreased $9 million, or 69%, to $4 million for the nine months ended September 30, 2024 as compared to $13 million for the nine months ended September 30, 2023. The decrease was attributable to $8 million less interest income driven by lower cash and marketable securities balances.

Since the consummation of the Asset Sale, we expect to earn interest income on marketable securities and cash and cash equivalents that remain following the Asset Sale.

Gain on Asset Sale

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Gain on Asset Sale	$—	$—	$—	—	$4	$—	N/M	N/M
Percentage of revenue	—	—			9%	—

*N/M means not meaningful

Gain on Asset Sale increased $4 million, or 100%, to $4 million for the nine months ended September 30, 2024. The increase was due to a gain associated with Asset Sale completed on April 19, 2024.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	($ in millions, except percentages)
Provision for income taxes	$—	$3	$(3)	(100)%	$6	$6	$0	0%
Percentage of revenue	—	5%			14%	3%

Provision for income taxes for the three months ended September 30, 2024 decreased $3 million, or 100% compared to the same period in 2023. The decrease in the provision for income taxes was primarily related to $3 million of unrecognized tax benefits during the three months ended September 30, 2023.

Provision for income taxes for the nine months ended September 30, 2024 remained steady at $6 million compared to the same periods in 2023. The 2024 provision was primarily related to withholding taxes accrued on certain intercompany dividends in the first quarter of fiscal 2024 while the 2023 provision was related to unrecognized tax benefits and our international operations during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $33 million, a majority of which were held in cash deposits and U.S. Treasury bills, and marketable securities of $117 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Sources of Liquidity

As a result of the Asset Sale, we received/retained approximately $162 million in cash. As of September 30, 2024, we had cash and cash equivalents of $33 million and marketable securities of $117 million (consisting of government securities). As required by the Asset Purchase Agreement, the Buyer assumed substantially all the liabilities of the Company.

Since the consummation of the Asset Sale, we: (i) earn interest income on cash and marketable securities that we continue to hold following the Asset Sale; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Net cash provided by (used in):
Operating activities	$(92)	$(266)
Investing activities	$(103)	$75
Financing activities	$(1)	$(5)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the nine months ended September 30, 2024 was $92 million. This was driven by our net loss of $73 million and $26 million unfavorable changes in our operating assets and liabilities, which was partially offset by non-cash expenses of $7 million. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased significantly due to the Asset Sale.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $103 million for the nine months ended September 30, 2024. This was primarily due to $133 million net cash proceeds from the Asset Sale and $120 million in purchases of marketable securities, partially offset by $150 million in maturities and sales of marketable securities.

Net cash provided by investing activities was $75 million for the nine months ended September 30, 2023. This was primarily due to $317 million in maturities of marketable securities, partially offset by $239 million in purchases of marketable securities and $3 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $1 million for the nine months ended September 30, 2024 and $5 million for the nine months ended September 30, 2023, in each case, due to tax payments related to employee RSU settlement.

Off Balance Sheet Arrangements

For the three and nine months ended September 30, 2024, we had two unconsolidated entities in the Netherlands remaining from the Asset Sale. These two entities hold and manage a payment license in Europe and are pending approval of transfer to Qoo10 by the Dutch National Bank. We do not retain any economic benefits from these entities and thus do not consolidate them into our condensed consolidated financial statements.

For the three and nine months ended September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, “Controls and Procedures” within our 2023 Form 10-K, which was filed with the SEC on March 5, 2024, the following material weaknesses were identified and remain outstanding as of September 30, 2024:

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

Management’s Plan to Remediate the Material Weaknesses

On April 19, 2024, the Company completed the sale of substantially all of its assets to Qoo10, whereby Qoo10 paid the Company $162 million in cash, after giving effect to certain purchase price adjustments, and agreed to assume substantially all of the Company’s liabilities (“Asset Sale”). Subsequent to the Asset Sale, the Company’s assets consist primarily of cash, cash equivalents, and marketable securities, as well as federal income tax net operating loss ("NOLs") carryforwards and certain other tax attributes (for which the Company has provided a full valuation allowance).

The Company has been reassessing its remediation efforts since the closing of the Asset Sale, given that (i) most of the information technology ("IT") systems were sold to Qoo10 and (ii) the process controls associated with the material weakness in the control environment are no longer applicable to the relatively limited size, scope, and complexity of the Company’s current control environment. As a result, our management is currently redesigning a completely new control environment with new IT systems, processes and controls commensurate with our currently limited ongoing business operations.

Changes in Internal Control Over Financial Reporting

Other than the remediation actions to address the existing material weaknesses as described above, there were no changes in our internal controls over financial reporting during the third quarter of 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Asset Sale, under the Asset Purchase Agreement we agreed with Buyer to transfer and assign the lease for the facility located at One Sansome Street (the “Lease”) to Buyer and for Buyer to assume all obligations under the Lease. The Company relinquished control of the leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, we agreed to maintain a letter of credit for an additional 90 days following the April 19, 2024 closing date during which time (i) Buyer was obligated to secure a replacement security acceptable to the landlord and (ii) we and Buyer agreed to provide the landlord with cash collateral in the amount of $7 million funded equally by the parties. As of October 31, 2024, the landlord had consented to the assignment of the Lease to the Buyer. However, we maintain the letter of credit for the facility. Until the landlord accepts a replacement security proposed by the Buyer, any event by the landlord to draw on the security will come from the maintained letter of credit. Under the Asset Purchase Agreement, the Buyer agreed to assume all obligations under the Lease since the Asset Sale.

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

As of September 30, 2024, we qualified as a “smaller reporting company,” as defined in the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million. As a “smaller reporting company,” we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. This includes reduced disclosure obligations in our SEC filings such as simplified executive compensation disclosures, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and investors may find our shares of common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

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

We are currently party to three putative class action lawsuits that were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages and that have been coordinated and consolidated (the “IPO Case”). In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and in April 2023, the plaintiffs filed a first amended consolidated class action complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. The Court dismissed this complaint in December 2023 with leave to amend. In February 2024, the plaintiffs filed a second amended consolidated class action complaint, which Defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025.

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

ContextLogic Inc.

Date: November 7, 2024	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Brett Just
Brett Just
Chief Financial Officer
(Principal Financial Officer)