Form 10-Q/A
period 2024-09-30
ContextLogic Inc.
filed 2025-02-13
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A is to amend the certifications filed as Exhibit 32.1 and Exhibit 32.2 to the Quarterly Report on Form 10-Q of ContextLogic, Inc. (the “Company”) for the quarterly period ended September 30, 2024, filed with the U.S. Securities and Exchange Commission on November 7, 2024 (the “Original Filing”) to correct an inadvertent error in the period ended date to refer to "September 30, 2024" and to correct an immaterial error on the table of contents. The certifications were fully executed on November 7, 2024 and were in the Company’s possession at the time of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications have been provided as Exhibits 31.1 - 31.2 and Exhibits 32.1 - 32.2.

Other than as set forth above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Filing, nor does this Amendment No. 1 reflect events that may have occurred after the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Exchange Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of the Post-Closing Cash, our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities and our continued listing on Nasdaq. In some cases, forward-looking statements can be identified by use of terms such as “anticipates,” “assumption,” “believes,” “continue,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” judgment,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q/A, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q/A, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 8, 2024, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 8, 2024, the Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 5, 2024, and our other filings with the Securities and Exchange Commission (the “SEC”). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q/A.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, including, but not limited to, statements regarding the strategic alternatives considered by our Board of Directors, including the decisions taken thereto; future financial performance; our future liquidity and operating expenditures; financial condition and results of operations; competitive changes in the marketplace; the outcome of ongoing litigation; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; and other characterizations of future events or circumstances. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q/A. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q/A relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q/A to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Quarterly Report on Form 10-Q/A and the documents that we reference in this Quarterly Report on Form 10-Q/A and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q/A with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q/A reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the condensed consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations up to April 19, 2024, the results of the Asset Sale, and the limited post-Asset Sale activities since April 19, 2024. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q/A, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q/A, and elsewhere in this Quarterly Report on Form 10-Q/A. All references to "we", "us", "our", or "ContextLogic" or the "Company" refer to ContextLogic Inc.

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

Recent Accounting Pronouncements

See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a full description of recent accounting pronouncements.

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

After giving full consideration to these material weaknesses, and the additional analyses and other procedures we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q/A, is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q/A, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2023, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial conditions and/or operations. Due to risks and uncertainties, known and unknown, as well as the completion of the Asset Sale on April 19, 2024, our past financial results will not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods.

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

In addition, in connection with the approval of the Asset Purchase Agreement, our Board of Directors adopted the Tax Benefits Preservation Plan in order to protect against a possible limitation on the Company’s ability to use the Company’s NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan could result in the significant dilution of the holdings of a stockholder that acquires more than 4.9% of our common stock. Please refer to the section titled “Tax Benefits Preservation Plan and Series A Junior Participating Preferred Stock” in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q/A.

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

ContextLogic Inc.

Date: February 13, 2025	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Brett Just
Brett Just
Chief Financial Officer
(Principal Financial Officer)