Form 10-K
period 2024-12-31
ContextLogic Inc.
filed 2025-03-12
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39775

ContextLogic Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-2930953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2648 International Blvd., Ste 115 Oakland, CA	94601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 965-8476

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	LOGC	Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	Nasdaq Global Select Market

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Class A common stock as reported by the Nasdaq Global Select Market on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $149 million, based upon the closing sale price of such stock on the Nasdaq Global Select Market. Shares of common stock held by each executive officer, director, and holder or 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2025, the number of shares of the registrant’s Class A common stock outstanding was 26,313,619 and there were no shares of the registrant's Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of the Post-Closing Cash (as defined herein), our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities and our continued listing on Nasdaq. In some cases, forward-looking statements can be identified by terms such as “anticipates,” "assumption," “believes,” "continue," “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” "judgment," “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC"). The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Annual Report on Form 10-K.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

ii

PART I

Item 1. Business.

Overview

Prior to the Asset Sale (as defined below), ContextLogic Inc (the "Company", "ContextLogic", "we" or "us") owned a global e-commerce platform known as "Wish" that connected millions of value-conscious consumers to hundreds of thousands of merchants globally. Wish combined technology and data science capabilities and an innovative discovery-based mobile shopping experience to create a highly-visual, entertaining, personalized, and discovery-based shopping experience for its users. Wish users engaged with the app in a similar manner to how they engage with social media, which is scrolling through visually-rich and interactive content. Wish provided its merchants with immediate access to its global base of monthly active users and a comprehensive suite of merchant services, including demand generation and engagement, data intelligence, promotional and logistics capabilities, integration partnerships, as well as business operations support, all in a cost-efficient manner. The scale of Wish's user base and active global merchants means it accumulated significant data across user and merchant activities, which strengthened its data advantage, and created an even better experience for everyone on the platform, which in turn could attract more users and merchants. This flywheel effect had driven tremendous value to both users and merchants and has made Wish one of the largest e-commerce marketplaces in the world.

Since the Asset Sale was consummated and as we pursue strategic opportunities, our primary source of income is interest earned on our marketable securities and cash and cash equivalents. Although our Board of Directors is evaluating various strategic alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value, we have not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. We can provide no assurance that our Board of Directors and management will be able to attract the businesses we identify as viable for our objectives, due to competitive forces in the marketplace beyond our control, or consummate strategic transactions, including the acquisition of assets or a business, on terms and conditions that we believe will be in the best interests of ContextLogic and its stockholders. The Company is not registered under the Investment Company Act of 1940, as amended (“ICA”), and is not required to register as an investment company under the ICA.

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

Following the completion of the Asset Sale, we have exited the operation of our marketplace and logistics business and other historical operations. However, we do not currently intend to liquidate. We are actively developing processes and procedures for evaluating strategic alternatives for the use of our Post-Closing Cash and reviewing, identifying and executing those strategic opportunities for the benefit of ContextLogic and its stockholders. Those alternatives are currently expected to include using the Post-Closing Cash to fund, at least in part, the acquisition of assets or a business.

Government Regulations

Prior to the Asset Sale, as with any company operating on the Internet, during the first four months of 2024, we were subject to a growing number of local, national and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently still evolving. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. For example, U.S. federal and state laws, European Union Directives and Regulations, and other national laws govern the processing of payments, consumer protection and the privacy of consumer information; other laws define and regulate unfair and deceptive trade practices. Still other laws dictate when and how sales or other taxes must be collected.

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

See Item 1A, “Risk Factors,” for further discussion of risks related to legal proceedings. See also, Item 8, Financial Statements and Supplementary Data, Note 8. Commitments and Contingencies, “Legal Contingencies and Proceedings,” for further discussion of current litigation.

Human Capital

We are continually investing in the engagement and retention of our workforce by creating a diverse and inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering an environment of learning and growth in support of employee development.

In 2024, following the Asset Sale, substantially all of our employees became employees of the Buyer further reducing our workforce by approximately 400 employees. As of December 31, 2024, we had a total of 8 employees, each of which was full-time, located in the U.S and reflective of various cultures, backgrounds and ethnicities. We also engage temporary employees and consultants as needed to support our operations.

None of our employees in the U.S. are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Fostering Organizational Diversity

ContextLogic is committed to organizational diversity in all areas of our workforce and will continue to pursue meaningful diversity, equity, and inclusion initiatives. As of December 31, 2024, our employee base was 50% male and 50% female, and our Board of Directors was 80% male and 20% female.

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

As a part of this effort, we deploy a variety of different tools to ensure a welcoming workplace for employees and business partners of all backgrounds. We have established robust policies that are clearly communicated and routinely reinforced so that management and employees alike are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. Our Company code of conduct prohibits discrimination and harassment in the workplace, and we promote recognition and celebration of various ethnic, religious, and cultural awareness holidays and other observances.

We have also established various training programs to promote a welcoming workplace, including annual training for employees and managers relating to ethics and conduct, as well as training to counteract bias and harassment in the workplace.

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

Employee Benefits and Retention Strategies

We provide employees competitive benefits and additional perks to support the health and well-being of all. We offer an array of healthcare, financial, and wellness benefits, to employees and their dependents at no cost to employees. Employees can choose from three medical plan offerings from one healthcare provider, including supplemental health voluntary coverage that fits the needs of our employees and their families. Our wellness services include access to services from various providers. We provide an annual allotment to employees to access these services and annual education reimbursements for career development. We support our employees in taking time off as they need and offer a competitive leave policy.

Flexibility and Decentralization

In 2022, we made a decision to shift towards a primarily remote working environment in which most employees had the option to work from home. In 2025, we expect to continue to embrace this primarily remote working environment.

We believe the above working policy will unlock further opportunities to source, connect, hire, and retain talent in more locations.

Corporate Information

We were incorporated in the state of Delaware in June 2010 as ContextLogic Inc. Our principal executive offices are located at 2648 International Blvd., Suite 115, Oakland, California, 94601. Our telephone number is (415) 965-8476. Our website address is https://ir.contextlogicinc.com.

We use various trademarks, trade names, and design marks in our business, including ContextLogic™. This annual report also contains trademarks and trade names of other businesses that are the property of their respective holders. We do not intend our use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC electronically. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including ContextLogic that file electronically with the SEC. The address of that website is https://www.sec.gov.

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

Investors and others should note that we announce material financial and operational information to our investors using our Investor Relations website (https://ir.contextlogicinc.com/), press releases, SEC filings and public conference calls and webcasts. We also use the following channels to provide updates to the public about our business, activities, and other related matters, which could be deemed to be material information: www.linkedin.com/company/contextlogic-inc. Information contained on or accessible through our websites are neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before deciding whether to purchase shares of our common stock, you should consider carefully the risks and uncertainties described below, our consolidated financial statements and related notes, and all of the other information in this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Since the Asset Sale, we have had no material operations and no material sources of operating revenue, which may negatively impact the value and liquidity of our common stock.

Since the closing of the Asset Sale, we have not had any revenue generated through operations. Until we deploy the Post-Closing Cash in a strategic acquisition for a revenue generating business, we will have no material sources of operating revenue other than interest income on our marketable securities and cash and cash equivalents. Although the strategic alternatives under evaluation by our Board of Directors for the use of the Post-Closing Cash include funding, at least in part, the acquisition of businesses or assets, there can be no guarantee that suitable assets will be available for us to purchase or that any assets acquired will generate the revenues anticipated or any revenue at all. A failure by us to secure additional sources of revenue could negatively impact the value and liquidity of our common stock.

If we are deemed to be an investment company under the ICA, our results of operations could be harmed.

Under Sections 3(a)(1)(A) and (C) of the ICA, a company generally will be deemed to be an “investment company” for purposes of the ICA if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the ICA that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and would have an adverse effect on our results of operations.

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

We are currently party to three putative class action lawsuits that were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages and that have been coordinated and consolidated (the “IPO Case”). In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and in April 2023, the plaintiffs filed a first amended consolidated class action complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. The Court dismissed this complaint in December 2023 with leave to amend. In February 2024, the plaintiffs filed a second amended consolidated class action complaint, which Defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgment.

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

We depend upon our subsidiary, ContextLogic Holdings, LLC (“Holdings”), for our cash flows and we may not have sufficient cash flows or cash on hand to satisfy our obligations, or we may not be able to effectively manage our business.

In connection with the up to $150 million investment in our subsidiary, Holdings, in March 2025, we contributed $141,702,000 to Holdings (the “Parent Cash Contribution”) in exchange for common units in Holdings and committed to contribute an aggregate additional $5 million in currently restricted cash in April and September of 2025. Following the Parent Cash Contribution, almost all of our cash is held by Holdings. Consequently, our cash flows and our ability to meet our obligations, including our expenses as a publicly traded company, depend upon the cash flows of Holdings and the payment of funds by Holdings to us in the form of distributions or otherwise. Any failure to receive distributions from Holdings when needed could have a material adverse effect on our business, results of operations or financial condition.

Our subsidiary, Holdings, is subject to certain restrictions under its Amended and Restated Limited Liability Agreement (the “A&R LLCA”), which could affect our ability to execute our operational and strategic objectives.

Legal and contractual restrictions in the agreements governing Holdings, such as the A&R LLCA, as well as its financial condition and operating requirements, may limit the ability of Holdings to make distributions to the Company. Holdings is and will be separate a legal entity, and although it is controlled by us, it has no obligation to make any funds available to us, whether in the form of loans, distributions or otherwise, except as set forth in the A&R LLCA. The ability of Holdings to distribute cash to us will also be subject to, among other things, restrictions that are contained in the A&R LLCA, availability of sufficient funds and applicable state laws and regulatory restrictions. With certain exceptions, holders of Class A Convertible Preferred Units (the “Preferred Units”) have priority as to the distribution of cash and assets of Holdings over our claims. To the extent the ability of Holdings to make distributions or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business or fund dividends, redemptions or repurchases.

The holders of the Preferred Units have rights, preferences and privileges in Holdings that are not held by, and are preferential to, the rights of the Company. Holdings may be required, under certain circumstances, to repurchase the outstanding Preferred Units for cash, and such obligations could adversely affect our liquidity and financial condition.

For so long as the initial holder of Preferred Units or its permitted transferees, holds any Preferred Units, such holder has certain approval rights relating to, among other things, the operation of Holdings, acquisitions and dispositions of assets, affiliate transactions, the incurrence of indebtedness and the issuance of securities or other instruments. These approval rights could limit Holdings’ ability to implement future strategic objectives. The preferential rights could also result in divergent interests between us as a holder of common units in Holdings and the holders of the Preferred Units.

Risks Related to our NOLs and Other Tax Attributes

We may not be able to utilize a significant portion of our net operating loss carryforwards, and other tax attributes, which could adversely affect the value of our common stock.

As of December 31, 2024, we had federal NOLs available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $2.0 billion that have an unlimited carryover period. As of December 31, 2024, we had state NOLs available to reduce future taxable income, if any, of $7.4 billion that begin to expire in 2026 and continue to expire through 2044 and $2.1 billion that have an unlimited carryover period. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. Additionally, portions of these NOLs could expire unused and be unavailable to offset future income tax liabilities. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. As a result, even if we acquire income producing assets and attain profitability in the future, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows and the value of our common stock.

An “ownership change” could limit the use of our NOLs and our potential to derive a benefit from our NOLs.

The utilization of NOLs and other tax attributes to offset future taxable income or taxes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state statutes as a result of ownership changes that could occur in the future. While we have entered into a Tax Benefits Preservation Plan designed to preserve and protect our NOLs, there is no guarantee that we have not undergone an ownership change in the past or that such plan will prevent us from experiencing an ownership change in the future which would limit our ability to use our NOLs.

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

Our Board of Directors is evaluating strategic alternatives, including the potential to use the Post-Closing Cash for acquiring assets or a business. The investigation of any specific target assets or a business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents would require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We would likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed asset or a business acquisition that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable assets or business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for new assets or a business and investors should be aware of them before investing in an enterprise such as ours and we can provide no assurance that we will be successful in our efforts to acquire assets or a revenue producing business.

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

Under the Asset Purchase Agreement, the Buyer did not assume all of the liabilities associated with our prior business. Certain liabilities remained with us post-closing. For example, the Buyer did not assume any liabilities arising out of or related to the employment or termination of service of any employee of ours who did not transfer to the Buyer or arising from severance payments to, or unpaid wages owed to, any employee who declined the Buyer’s offer of employment or service or certain third party claims related to the Company’s IPO, including an existing class action lawsuit and a stockholder derivative action. Such liabilities, together with other excluded liabilities under the Asset Purchase Agreement, could be significant. We can provide no assurance that we will not incur material post-closing liabilities.

We have counterparty risk with the Buyer and its affiliates for certain ongoing obligations under the Asset Purchase Agreement and the failure of the Buyer and its affiliates to perform their obligations could cause us to suffer losses.

In connection with the Asset Sale, under the Asset Purchase Agreement, we agreed with the Buyer to transfer and assign the lease for the facility located at One Sansome Street (the “Lease”) to the Buyer and for the Buyer to assume all obligations under the Lease. The Company relinquished control of the leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, we agreed to maintain a letter of credit for an additional 90 days following the April 19, 2024 closing date during which time (i) the Buyer was obligated to secure a replacement security acceptable to the landlord and (ii) we and the Buyer agreed to provide the landlord with cash collateral in the amount of $7 million funded equally by the parties. As of October 31, 2024, the landlord had consented to the assignment of the Lease to the Buyer. However, we maintain the letter of credit for the facility. Until the landlord accepts a replacement security proposed by the Buyer, any event by the landlord to draw on the security will come from the maintained letter of credit. Under the Asset Purchase Agreement, the Buyer agreed to assume all obligations under the Lease since the Asset Sale.

As of August 1, 2024, it has been reported that two of Parent Qoo10’s e-commerce platforms had filed for receivership in South Korea shortly after it was announced that Qoo10 was being investigated in South Korea for failures to make payments to vendors in South Korea. If the Buyer fails to pay the rent under the Lease or comply with other obligations under the Lease, we would be responsible for the remaining obligations under the Lease. While the cash collateral held as restricted cash on our consolidated balance sheet could be utilized to satisfy obligations under the Lease should the Buyer fail to meet them, half of the cash collateral has been funded by the Company, and if more than half of the cash collateral is used to satisfy obligations under the Lease, such funds will not be returned to the Company. While the

Buyer would be responsible for such obligations under the terms of the Asset Purchase Agreement, we can provide no assurance that we would be successful in obtaining payment or reimbursement from the Buyer or Qoo10 for such losses.

Risks Related to Our Internal Controls

We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

Following the closing of the Asset Sale, we reassessed our remediation efforts given that most of our IT systems were sold and the process controls that were associated with the material weakness are no longer applicable to the limited size, scope, and complexity of our current control environment. As a result, we designed a new control environment with new IT systems, processes, and controls commensurate with our current business operations. As described in Item 9A, "Controls and Procedures", following the effective implementation of the new controls, management has concluded that the material weaknesses were remediated as of December 31, 2024, but we cannot guarantee that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence and cause a decline in the price of our common stock. See Item 9A, “Controls and Procedures” for further discussions of the identified material weaknesses.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, some of which may arise from our restructuring and turnaround initiatives. We and our previous independent registered public accounting firm identified weaknesses in our internal control over financial reporting and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and our independent registered public accounting firm’s attestation reports required by the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could diminish investor confidence, negatively affect the price of our common stock, and could result in our delisting on Nasdaq. As noted previously, see Item 9A, “Controls and Procedures” for further discussions of the identified material weaknesses.

Risks Related to Our Common Stock

The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

We have broad discretion regarding the use of proceeds from the Asset Sale. Although our Board of Directors will continue to evaluate various strategic alternatives regarding the use of the proceeds from the Asset Sale with a goal to maximize stockholder value, including through potentially using our cash, it has not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

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

As of December 31, 2024, we qualified as a “smaller reporting company,” as defined in the Exchange Act, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and the market value of our shares of common stock held by non-affiliates, or our public float, is less than $250 million. As a “smaller reporting company,” we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. This includes reduced disclosure obligations in our SEC filings such as simplified executive compensation disclosures, exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and investors may find our shares of common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

We do not intend to pay dividends on our capital stock, so any returns will be limited to increases in the value of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future credit facility or financing we obtain may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to increases in the price of our common stock, if any.

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

In addition, in connection with the approval of the Asset Purchase Agreement, our Board of Directors adopted the Tax Benefits Preservation Plan in order to protect against a possible limitation on the Company’s ability to use the Company’s NOLs and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The Tax Benefits Preservation Plan could result in the significant dilution of the holdings of a stockholder that acquires more than 4.9% of our common stock. Please refer to the section titled “Tax Benefits Preservation Plan and Series A Junior Participating Preferred Stock” in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our Company recognizes the importance of maintaining the safety and security of our critical systems, information, and broader information technology environment. We have developed a comprehensive cyber, data governance, and privacy program intended to (i) protect the confidentiality, integrity, and availability of our information systems and data, and (ii) assess, identify, and manage materials risks associated with cybersecurity threats

In order to protect the Company data - and any other data we manage or handle - we have adopted a number of safeguards and security measures. For example, we have implemented software-as-a-service firewalls, endpoint protection, detection and response solutions, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, software static analysis, dynamic analysis, third-party independent business continuity testing, independent third-party control audits. In addition, we have implemented several policies and programs to improve compliance and reduce risk, ensure appropriate responses in the event of an incident, and reduce the cost and scope of an incident should it occur, including:

•
a robust Incident Response Plan (“IRP”),
•
an Information Technology and Information Security Policy (“IT&IS Policy”),
•
a data governance program to oversee our Records Retention Policy,
•
a Data Governance Working Group comprised of legal, finance, human resources ("HR"), and third-party privacy and data governance consultants to review policies, programs, and data governance, and make reports and recommendations to management and the Board of Directors,
•
mandatory cyber and information security training for all employees, and
•
cybersecurity insurance designed to reduce the risk of loss resulting from cybersecurity incidents

Our IRP, in conjunction with the IT&IS Policy, is designed to equip our employees and managers with the necessary tools to detect, respond to, and ultimately prevent cybersecurity incidents. It contains detailed processes and procedures to assist employees in managing cybersecurity incidents when they happen, including techniques for detecting/identifying suspicious activity in our data environment, response and escalation protocols to defend against intrusions and contain any potential data leakage, data preservation measures to ensure data integrity going forward, and remediation steps to diagnose root causes and secure gaps to prevent future attacks.

The Incident Response Team (“IRT”) coordinates and aligns key resources and team members during a security incident to minimize impact, restore operations as quickly as possible, and assess and fulfill the Company’s legal and contractual obligations. The IRT is also responsible for centrally managing internal and external communications to ensure that disclosures are accurate and complete. The IRT is led by our Chief Compliance Officer, legal team, and Cybersecurity Response Leader, and is supported by a multi-tier team comprised of key stakeholders across the business including finance, HR, our dedicated IT provider, and other external response partners, including cybersecurity consultants, cybersecurity insurance providers, and outside legal counsel. The IRT and external response partners operate under the supervision of our executive management team with oversight from the Audit Committee of our Board of Directors.

Finally, the IRP is also supported by a full curriculum of training for employees that is drafted and administered under the supervision of our Chief Compliance Officer. Importantly, these training sessions include several modules and quizzes for both technical and non-technical employees to assist our employees in comprehensively understanding the importance of data security to our stakeholders and our business and the various ways they can promote a security environment throughout our company.

Risk Management and Strategy

Incident Response Lifecycle - Assessing and Responding to Cyber Incidents

Our IRP sets forth the Company’s process for assessing cyber threats. The IRP serves as the incident response plan to effectively manage, mitigate, and contain the risk of a security incident or data breach and it applies to all ContextLogic personnel, including employees, contractors, consultants, and any other individuals acting for or on behalf of the Company. The IRP incident response lifecycle is comprised of four phases: (1) Preparation, (2) Detection and Analysis, (3) Incident Response, Investigation, and Notification, and (4) Post-Incident Analysis and Lessons Learned.

The preparation phase of our IRP includes maintaining protective measures to minimize the likelihood and impact of a security incident, regularly reviewing and updating our policies and procedures to maintain alignment with industry standards and guidance, and periodic training of all Company personnel on information security, data privacy, and the procedures to reporting suspected incidents.

The detection and analysis phase addresses the responsibility of Company personnel to notify our IRT Leader and IT provider upon noticing, suspecting, or being notified of any actual or suspected security incident which will prompt our IT provider to perform an initial investigation of the issue and determine whether the event is a security incident and whether the Cybersecurity Response Leader needs to be notified.

The incident response, investigation, and notification phase of our IRP addresses the distinct but simultaneous workstreams that occur internally once an event has been determined to be a security incident. This includes technical response such as technical evidence collection and preservation, thread containment and eradication, and system and data restoration. Additionally, incident investigation efforts begin to determine the scope and severity of the security incident with legal and finance stakeholders. If appropriate, further measures are taken to comply with disclosure obligations as required by governance guidelines, committee charters, and applicable laws and contracts.

The post-incident analysis phase includes evaluating the internal security policies, preparedness, posture, and technical environment, allowing the Company to conduct a holistic assessment and identify and remediate shortcomings and gaps.

Evaluation

As part of our IRP, we conduct regular testing to ensure that the IRP is functional and effective. Tests may include tabletop exercises, verbal walkthroughs with relevant stakeholders, or responses to actual security incidents.

We also engage third-party services from time-to-time to conduct evaluations of our security controls, including the IRP, whether through business continuity testing, or consulting on best practices to address new challenges and risks.

Board and Management Oversight

The Company’s management is involved in overseeing our cyber, data governance, and privacy program as members of our Data Governance Working Group, and assessing security incidents with the IRT to the extent discussed in the IRP above. The Board and Audit Committee actively oversee our enterprise risk management, including cybersecurity risks, and are notified and updated on any security incidents on a regular basis. The Audit Committee is responsible for overseeing our cyber, data governance, and privacy program and receives regular updates from management and the IRT leader about the Company’s ongoing compliance and risk management and reports to the Board regularly.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us.

Item 2. Properties.

Our corporate headquarters is a virtual office in Oakland, California. Upon the closing of the Asset Sale, our previous headquarters, which consisted of approximately 69,000 square feet in San Francisco, California was transferred to the Buyer, which has assumed the Company's obligations under the lease for those headquarters, however, we are still a party to the Lease.

Item 3. Legal Proceedings.

The information set forth under the heading “Legal Contingencies and Proceedings” within Item 8, "Financial Statements and Supplementary Data, Note 8. Commitments and Contingencies", in Part II of this Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “LOGC”.

Holders of Record

As of December 31, 2024, we had 40 holders of record of our common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our business). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the special note regarding forward-looking statements, consolidated financial statements and the related notes included in this report. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Financial Results for the Year Ended December 31, 2024

•
Total revenue was $43 million.
•
Total cost of revenue and operating expenses were $122 million, including stock-based compensation expense of $12 million.
•
Loss from operations was $79 million.
•
Net loss was $75 million.
•
Cash and cash equivalents and marketable securities were $149 million.

As of December 31, 2024, we had an accumulated deficit of $3.3 billion. We expect losses from operations to continue for the foreseeable future as we incur costs and expenses related to identifying and completing an acquisition.

Global Considerations

We are monitoring the recent volatility in the global financial markets, including inflation and rising interest rates. These developments could continue to negatively impact global economic activity and consumer behavior, which may adversely affect our business and our results of operations.

Reductions in Workforce

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

Following the Asset Sale, substantially all of our employees became employees of the Buyer.

Asset Purchase Agreement with Qoo10

Our Board initiated a process to explore a range of strategic alternatives to maximize value for Company’s shareholders starting in the fourth quarter of 2023.

On February 10, 2024, we entered into the Asset Purchase Agreement with Qoo10 pursuant to which we agreed to sell substantially all of our assets to Qoo10, other than (i) our NOLs and certain other tax attributes, (ii) our marketable securities and (iii) certain of our cash and cash equivalents. As consideration for the Asset Sale, Qoo10 agreed to acquire those assets and assume substantially all of our liabilities as specified in the Asset Purchase Agreement.

On April 18, 2024, the holders of a majority of the outstanding shares of our common stock voted to approve the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on April 19, 2024. Prior to the Asset Sale, we owned and operated the Wish platform. The Wish platform generated revenue for us from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer.

The financial results presented in this Annual Report on Form 10-K reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations up to April 19, 2024, the results of the Asset Sale, and the post-Asset Sale activities since April 19, 2024. See Part I, Item 1. “Business—Asset Sale” for further discussion of the Asset Purchase Agreement.

Key Financial Metrics

Components of Results of Operations

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We expect to incur minimal administrative costs in the course of overseeing and curating the remaining assets.

Revenue (Prior to Asset Sale)

Prior to the Asset Sale, our revenue consisted of marketplace and logistics revenue.

Marketplace revenue

We provide a mix of marketplace services to our customers. We provide merchants access to our marketplace where merchants display and sell their products to users. We also provide ProductBoost services to help merchants promote their products within our marketplace.

Marketplace revenue includes commission fees collected in connection with user purchases of the merchants’ products. The commission fees vary depending on factors such as geography, product category, Wish Standards' tier and item value. We recognize revenue when a user’s order is processed and the related order information has been made available to the merchant. Commission fees are recognized net of estimated refunds and chargebacks. Marketplace revenue also includes ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within our marketplace. We recognize ProductBoost revenue based on the number of impressions delivered, or clicks by users.

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

Cost of Revenue and Operating Expenses (Prior to Asset Sale)

Cost of revenue

Prior to the Asset Sale, cost of revenue included colocation and data center charges, interchange and other fees for credit card processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to our users that we are not able to collect from our merchants, depreciation and amortization of property and equipment, shipping charges, tracking and logistics costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense for our infrastructure, merchant support, and logistics personnel. Cost of revenue also includes an allocation of general IT and facilities overhead expenses.

Sales and marketing

Prior to the Asset Sale, our sales and marketing expenses are primarily driven by the cost of acquiring and engaging users by targeting social media and search engine digital advertisements, outsourced user support services, sponsorships and local marketing campaigns. Other drivers consist of employee-related costs, including salaries, benefits, and stock-based compensation, for our employees involved in marketing, user support, and business development functions. Sales and marketing spend also includes an allocation of general IT and facilities overhead expenses as well as business development expenses for attracting merchants and conducting ongoing merchant education.

Product development

Prior to the Asset Sale, our product development expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation for our engineers and other employees involved in product development activities. Product development costs have historically been expensed as incurred. Product development costs also include the cost of IT and outside services used by the product development team as well as an allocation of general IT and facilities overhead expenses.

Operating Expenses

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

Interest and Other Income, net

Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, interest expense, foreign exchange gains or losses and gains or losses from our foreign currency forward contracts.

Income Tax

Prior to the Asset Sale, income taxes consist primarily of income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

The following tables show our results of operations for the periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023
	(in millions)
Revenue	$43	$287
Cost of revenue(1)	36	228
Gross profit	7	59
Operating expenses:
Sales and marketing(1)	18	143
Product development(1)	26	152
General and administrative(1)	42	92
Total operating expenses	86	387
Loss from operations	(79)	(328)
Other income, net
Interest and other income, net	6	16
Gain on Asset Sale	4	—
Loss before provision for income taxes	(69)	(312)
Provision for income taxes	6	5
Net loss	$(75)	$(317)

(1) Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2024	2023
	(in millions)
Cost of revenue	$—	$3
Sales and marketing	1	4
Product development	6	36
General and administrative	5	21
Total stock-based compensation	$12	$64

The following table presents the components of our consolidated statements of operations as a percentage of revenue:

	Year Ended December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	84%	79%
Gross profit	16%	21%
Operating expenses:
Sales and marketing	42%	50%
Product development	60%	53%
General and administrative	98%	32%
Total operating expenses	200%	135%
Loss from operations	(184)%	(114)%
Other income, net:
Interest and other income, net	14%	6%
Gain on Asset Sale	9%	—
Loss before provision for income taxes	(161)%	(108)%
Provision for income taxes	14%	2%
Net loss	(175)%	(110)%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Core marketplace revenue(1)	$13	$86	$(73)	(85)%
ProductBoost revenue	4	24	(20)	(83)%
Marketplace revenue	17	110	(93)	(85)%
Logistics revenue	26	177	(151)	(85)%
Revenue	$43	$287	$(244)	(85)%
(1)
Wish Cash liability breakage recognized within core marketplace revenue was zero and $3 million for the years ended December 31, 2024 and 2023, respectively. Core marketplace revenue included approximately a zero net loss and $3 million net loss for the years ended December 31, 2024 and 2023, respectively, from our cash flow hedging program.

Revenue decreased $244 million, or 85%, to $43 million for the year ended December 31, 2024 as compared to $287 million for the year ended December 31, 2023. This decrease was attributable to the consummation of the Asset Sale in the second quarter of the year ended December 31, 2024.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Cost of revenue	$36	$228	$(192)	(84)%
Percentage of revenue	84%	79%
Gross Margin	16%	21%

Cost of revenue decreased $192 million, or 84%, to $36 million for the year ended December 31, 2024, as compared to $228 million for the year ended December 31, 2023. This decrease was attributable to the consummation of the Asset Sale in the second quarter of the year ended December 31, 2024.

Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Sales and marketing	$18	$143	$(125)	(87)%
Percentage of revenue	42%	50%

Sales and marketing expenses decreased $125 million, or 87%, to $18 million for the year ended December 31, 2024, as compared to $143 million for the year ended December 31, 2023. This decrease was attributable to the consummation of the Asset Sale in the second quarter of the year ended December 31, 2024.

Product Development

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Product development	$26	$152	$(126)	(83)%
Percentage of revenue	60%	53%

Product development expense decreased $126 million, or 83%, to $26 million for the year ended December 31, 2024, as compared to $152 million for the year ended December 31, 2023. This decrease was attributable to the consummation of the Asset Sale in the second quarter of the year ended December 31, 2024.

General and Administrative

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
General and administrative	$42	$92	$(50)	(54)%
Percentage of revenue	98%	32%

General and administrative expenses decreased $50 million, or 54%, to $42 million for the year ended December 31, 2024, as compared to $92 million for the year ended December 31, 2023. This decrease was primarily attributable to the consummation of the Asset Sale in the second quarter of the year ended December 31, 2024. The decrease was partially offset by $7 million of legal and other professional services, $5 million of employee expenses, and $5 million of expenses related to the evaluation and pursuit of strategic alternatives.

Interest and Other Income, net

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Interest and other income, net	$6	$16	$(10)	(63)%
Percentage of revenue	14%	6%

Interest and other income, net decreased $10 million, or 63%, to $6 million for the year ended December 31, 2024, as compared to $16 million for the year ended December 31, 2023. The decrease was attributable to $12 million less interest income driven by lower cash and marketable securities balances, partially offset by lower foreign exchange losses in 2024 of $1 million.

Gain on Asset Sale

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Gain on Asset Sale	$4	$—	$4	—
Percentage of revenue	9%	0%

Gain on Asset Sale increased $4 million, or 100%, to $4 million for the year ended December 31, 2024. The increase was due to a gain associated with the Asset Sale completed on April 19, 2024.

Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	($ in millions)
Provision for income taxes	$6	$5	$1	20%
Percentage of revenue	14%	2%

Provision for income taxes increased $1 million, or 20%, to $6 million for the year ended December 31, 2024, as compared to $5 million for the year ended December 31, 2023. The 2024 provision was primarily related to withholding taxes accrued on certain intercompany dividends in the first quarter of fiscal 2024 while the 2023 provision was related to unrecognized tax benefits and our international operations.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $66 million, a majority of which were held in cash deposits and U.S. Treasury bills, and marketable securities of $83 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months, though we may require additional financing or capital resources in the future.

We incurred net operating cash outflows of $94 million and $341 million in the years ended December 31, 2024 and 2023, respectively. Our material cash requirements outside our normal operating costs include $5 million in total liabilities.

Sources of Liquidity

As a result of the Asset Sale, we received/retained approximately $162 million in cash. As of December 31, 2024, we had cash and cash equivalents of $66 million and marketable securities of $83 million (consisting of government securities). As required by the Asset Purchase Agreement, the Buyer assumed substantially all the liabilities of the Company.

Since the consummation of the Asset Sale, we: (i) earn interest income on cash and marketable securities that we continue to hold following the Asset Sale; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs.

Cash Flows

	Year Ended December 31,
	2024	2023
	(in millions)
Cash (used in) provided by:
Operating activities	$(94)	$(341)
Investing activities	(68)	74
Financing activities	(1)	(5)

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

Net cash used in our operating activities for the year ended December 31, 2024 was $94 million. This was primarily driven by our net loss of $75 million and $25 million of unfavorable changes in our operating assets and liabilities, which was partially offset by net non-cash expenses of $6 million, consisting of $12 million in stock-based compensation expense, $4 million in net accretion on marketable securities, and a $4 million gain on Asset Sale. Unfavorable working capital movement was mainly driven by reductions in accounts payable, merchants payable and accrued and refund liabilities. Accounts payable, merchants payable, and accrued and refund liabilities decreased significantly due to the Asset Sale.

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

Net cash used in investing activities was $68 million for the year ended December 31, 2024. This was primarily due to $168 million in purchases of marketable securities and $133 million net cash disposed from the Asset Sale, partially offset by $233 million in maturities and sales of marketable securities.

Net cash provided by investing activities was $74 million for the year ended December 31, 2023. This was primarily due to $390 million of maturities in marketable securities, partially offset by $313 million in purchases of marketable securities and $3 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in our financing activities was $1 million for the year ended December 31, 2024. This was due to $1 million in payments of taxes related to employee restricted stock unit ("RSU") settlements and cashless exercises of stock options.

Net cash used in our financing activities was $5 million for the year ended December 31, 2023. This was primarily due to $5 million in payments of taxes related to employee RSU settlements and cashless exercises of stock options.

Off Balance Sheet Arrangements

For the years ended December 31, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Revenue Recognition

Prior to the Asset Sale, the most critical judgments required in applying ASC 606, Revenue Recognition from Customers, and our revenue policy related to:

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

Changes in judgments with respect to these assumptions and estimates could have an impact on the timing and amount of revenue recognition.

Following the Asset Sale, we no longer have revenue as we have no marketplace and logistics operations.

Deferred Revenue

Prior to the Asset Sale, deferred revenue consisted of amounts received, primarily related to unsatisfied performance obligations of logistics services, at the end of the period. Due to the short-term duration of contracts, all of the performance obligations were satisfied in the following reporting period.

Following the Asset Sale, we no longer have deferred revenue.

Wish Cash Liability

Prior to the Asset Sale, we issued Wish Cash to end-users who opted to receive it for their refundable transactions and as a part of our various referral and incentive programs. We accrued a liability for issued Wish Cash which was reduced when Wish Cash was redeemed by our users. We recorded breakage revenue within core marketplace revenue on unredeemed Wish Cash balances based on expected customer redemption. We estimated breakage based on historical and expected trends. Actual redemptions may vary from our estimates.

Following the Asset Sale, we no longer issue any Wish Cash and we do not have any Wish Cash liability.

Operating Lease Obligations

Prior to the Asset Sale, we leased facilities and data center colocations in multiple locations under non-cancelable lease agreements through 2027. For leases with a term greater than one year, lease liabilities were recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The discount rate the Company used to estimate the present value of future lease payments was the Company’s incremental borrowing rate because the rate implicit in our leases were not readily available. The right-of-use ("ROU") asset was determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The expected lease term to calculate the ROU asset and related lease liability included options to extend or terminate the lease when it was reasonably certain that the Company will exercise the option.

Determining the incremental borrowing rate to calculate the present value of future lease payments involved considerable estimates and assumptions. These estimates and assumptions included, among others, future economic and market conditions, analysis of publicly traded debt of companies with similar credit risk profiles of our own, and likelihood of the Company exercising lease renewal options (if applicable). Changes in these factors and assumptions used can materially affect the amount of ROU assets and lease liabilities we recognized on our consolidated balance sheets.

Following the Asset Sale, we no longer have any operating leases or related ROU assets, current lease liabilities, or non-current lease liabilities.

Impairment of Long-Lived Assets

Prior to the Asset Sale, we reviewed long-lived assets, including intangible and ROU assets, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used was measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

Calculating the fair value of the asset involved significant estimates and assumptions. These estimates and assumptions included, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used could have materially affected the amount of impairment loss recognized in the period the asset was considered impaired.

Following the Asset Sale, we no longer have any long-lived assets.

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

We measure and recognize compensation expense for all stock-based awards, including RSUs, performance-based units (“PSUs”), stock options, and purchase rights issued to employees under our employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock options and ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for our common stock as reported on the Nasdaq Global Select Market on the date of grant.

Our use of the Black-Scholes option-pricing and Monte Carlo Simulation models require the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in these valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Item 8. Financial Statements and Supplementary Data.

CONTEXTLOGIC INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ContextLogic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ContextLogic Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2025 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BPM LLP

We have served as the Company's auditor since 2024.

San Jose, California

March 12, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

ContextLogic Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of ContextLogic, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2024 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 12, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BPM LLP

San Jose, California

March 12, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ContextLogic Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of ContextLogic Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Francisco, California

March 4, 2024

We served as the Company's auditor from 2022 to 2024.

CONTEXTLOGIC INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

	As of December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$66	$238
Marketable securities	83	144
Funds receivable	—	7
Prepaid expenses and other current assets	7	21
Total current assets	156	410
Property and equipment, net	—	4
Right-of-use assets	—	5
Other assets	—	4
Total assets	$156	$423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$30
Merchants payable	—	74
Refunds liability	—	2
Accrued liabilities	5	90
Total current liabilities	5	196
Lease liabilities, non-current	—	6
Other liabilities, non-current	—	4
Total liabilities	5	206
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of December 31, 2024 and 2023; No shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of December 31, 2024 and 2023; 26,299 and 24,229 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	3,481	3,470
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(3,330)	(3,246)
Total stockholders’ equity	151	217
Total liabilities and stockholders’ equity	$156	$423

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

	Year Ended
	December 31,
	2024	2023

Revenue	$43	$287
Cost of revenue	36	228
Gross profit	7	59
Operating expenses:
Sales and marketing	18	143
Product development	26	152
General and administrative	42	92
Total operating expenses	86	387
Loss from operations	(79)	(328)
Other income, net:
Interest and other income, net	6	16
Gain on Asset Sale	4	—
Loss before provision for income taxes	(69)	(312)
Provision for income taxes	6	5
Net loss	$(75)	$(317)
Net loss per share, basic and diluted	$(2.92)	$(13.36)
Weighted-average shares used in computing net loss per share, basic and diluted	25,690	23,732

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended
	December 31,
	2024	2023

Net loss	$(75)	$(317)
Other comprehensive income (loss):
Unrealized holding losses on derivatives and marketable securities, net of tax	(1)	—
Foreign exchange-related adjustment included in Asset Sale	9	—
Foreign currency translation adjustment	(1)	(2)
Other comprehensive income (loss)	7	(2)
Comprehensive loss	$(68)	$(319)

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

	Common Stock			Accumulated Other		Total
	Shares	Amount	Additional Paid-in Capital	Comprehensive Income (loss)	Accumulated Deficit	Stockholders' Equity

Balances as of December 31, 2022	23,164	$—	$3,411	$(5)	$(2,929)	$477
Fractional shares issued for reverse stock split	201	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	1,323	—	—	—	—	—
Shares withheld related to net share settlement	(501)	—	(5)	—	—	(5)
Issuance of common stock through ESPP	42	—	—	—	—	—
Stock-based compensation	—	—	64	—	—	64
Other comprehensive income (loss)	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(317)	(317)
Balances as of December 31, 2023	24,229	—	3,470	(7)	(3,246)	217
Issuance of common stock upon settlement of restricted stock units	2,190	—	—	—	—	—
Shares withheld related to net share settlement	(120)	—	(1)	—	—	(1)
Stock-based compensation	—	—	12	—	—	12
Other comprehensive income (loss)	—	—	—	7	—	7
Derecognition of accumulated currency translation on asset sale	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	(75)	(75)
Balances as of December 31, 2024	26,299	$—	$3,481	$—	$(3,330)	$151

The accompanying notes are an integral part of these consolidated financial statements.

CONTEXTLOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(75)	$(317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	4
Noncash lease expense	1	3
Impairment of lease assets and property and equipment	—	1
Stock-based compensation expense	12	64
Net (accretion) of discounts and premiums on marketable securities	(4)	(7)
Gain on Asset Sale	(4)	—
Other	—	1
Changes in operating assets and liabilities:
Funds receivable	—	6
Prepaid expenses, other current and noncurrent assets	1	16
Accounts payable	(15)	(22)
Merchants payable	(8)	(46)
Accrued and refund liabilities	(7)	(38)
Lease liabilities	(2)	(7)
Other current and noncurrent liabilities	6	1
Net cash used in operating activities	(94)	(341)
Cash flows from investing activities:
Purchases of property and equipment and development of internal-use software	—	(3)
Cash disposed on Asset Sale, net of proceeds	(133)	—
Purchases of marketable securities	(168)	(313)
Sales of marketable securities	5	—
Maturities of marketable securities	228	390
Net cash (used in) provided by investing activities	(68)	74
Cash flows from financing activities:
Payments of taxes related to RSU settlement and cashless exercise of stock options	(1)	(5)
Net cash used in financing activities	(1)	(5)
Foreign currency effects on cash, cash equivalents, and restricted cash	(2)	(3)
Net decrease in cash, cash equivalents and restricted cash	(165)	(275)
Cash, cash equivalents and restricted cash at beginning of period	238	513
Cash, cash equivalents and restricted cash at end of period	$73	$238
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$66	$238
Restricted cash included within prepaid expenses and other current assets in the consolidated balance sheets	7	—
Total cash, cash equivalents and restricted cash	$73	$238
Supplemental cash flow disclosures:
Cash paid for income taxes, net of refunds	$—	$1

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

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The consolidated financial statements presented in this Annual Report on Form 10-K reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Asset Sale operations up to April 19, 2024, the results of the Asset Sale, and the post-Asset Sale activities since April 19, 2024. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in Oakland, California, with operations domestically. Prior to the Asset Sale, the Company had operations internationally; however, post the Asset Sale, the Company no longer has foreign operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of issuance of these consolidated financial statements. As of December 31, 2024, the Company had approximately $149 million in unrestricted cash, cash equivalents, and marketable securities. The Company believes that substantial doubt about its ability to continue as a going concern does not exist as its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the issuance of these consolidated financial statements.

The Company has incurred significant accumulated losses of approximately $3.3 billion. The Company expects to continue to incur operating losses for the foreseeable future.

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

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the Company's consolidated balance sheets. The Asset Sale met the held for sale criteria on April 18, 2024, the date that the stockholders of the Company approved the Asset Sale. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

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

Impairment of Long-Lived Assets

Prior to the Asset Sale, the Company reviewed long-lived assets, including intangible and lease assets, for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company performed impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The recoverability of assets to be held and used were measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

Segments

The Company historically managed its operations and allocated resources as a single operating segment. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer (“CEO”) who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. Further, the Company has determined that it operated as one operating and reportable segment prior to the Asset Sale and does not have an operating and reportable segment after the Asset Sale.

Revenue Recognition

Prior to the Asset Sale, the Company generated revenue from marketplace and logistics services provided to its customers. Revenue was recognized as the Company transferred control of promised goods or services to its customers in an amount that reflected the consideration the Company expected to be entitled to in exchange for those goods or services. The Company considered both the merchant and the user to be customers. The Company evaluated whether it was appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtained control of the specified goods or services by considering if it was primarily responsible for fulfillment of the promise, had inventory risk and had latitude in establishing pricing and selecting suppliers, among other factors. Based on these factors, marketplace revenue was generally recognized on a net basis and logistics revenue was generally recognized on a gross basis. Revenue excluded any amounts collected on behalf of third parties, including indirect taxes.

The following table shows the disaggregated revenue for the applicable periods:

	Year Ended
	December 31,
	2024	2023
	(in millions)
Core marketplace revenue	$13	$86
ProductBoost revenue	4	24
Marketplace revenue	17	110
Logistics revenue	26	177
Revenue	$43	$287

Marketplace Revenue

Prior to the Asset Sale, the Company provided a mix of marketplace services to its customers. The Company provided merchants access to its marketplace where merchants displayed and sold their products to users. The Company also provided ProductBoost services to help merchants promote their products within the Company’s marketplace.

Prior to the Asset Sale, marketplace revenue included commission fees collected in connection with user purchases of the merchants’ products. The commission fees varied depending on factors such as geography, product category, Wish Standards' tier and item value. The Company recognized revenue when a user’s order was processed and the related order information had been made available to the merchant. Commission fees were recognized net of estimated refunds and chargebacks. Marketplace revenue also included ProductBoost revenue generated by increasing exposure for a merchant’s relevant products within the Company's marketplace. The Company recognized ProductBoost revenue based on the number of impressions delivered, or clicks by users.

Logistics Revenue

Prior to the Asset Sale, the Company’s logistics offering for merchants was designed for direct end-to-end single order shipment from a merchant’s location to the user. Logistics services included transportation and delivery of the merchant’s products to the user. Merchants were required to prepay for logistics services on a per order basis.

The Company recognized revenue over time as the merchant simultaneously received and consumed the logistics services benefit as the logistics services were performed. The Company used an output method of progress based on days in transit as it best depicted the Company’s progress toward complete satisfaction of the performance obligation.

Deferred Revenue

Prior to the Asset Sale, deferred revenue consisted of amounts received primarily related to unsatisfied performance obligations of logistics services and marketplace services for shipments in-transit at the end of the period where the Company was the principal. The deferred revenue balance as of December 31, 2023 is disclosed in Note 5 – Balance Sheet Components. Due to the short-term duration of contracts, all of the performance obligations would be satisfied in the following reporting period. The deferred revenue balances as of December 31, 2024 is zero.

Refunds and Chargebacks

Prior to the Asset Sale, refunds and chargebacks were associated with marketplace revenue. Returns were not material to the Company’s business. Estimated refunds and chargebacks were recognized on the consolidated balance sheets as refunds liability. The merchant’s share of the refunds was recognized as a reduction to the amount due to merchants. The revenue recognized on transactions subject to refunds and chargebacks was reversed. The Company estimated future refunds and chargebacks using a model that incorporated historical experience, considering recent business trends, and market activity.

Incentive Discount Offers

Prior to the Asset Sale, the Company provided incentive discount offers to its users to encourage purchases of products through its marketplace. Such offers included current discount offers of a certain percentage off current purchases and inducement offers, such as set percentage offers off future purchases subject to a minimum current purchase. The Company generally recorded the related discounts taken as a reduction of revenue when the offer was redeemed. The Company also offered free products to encourage users to make purchases on its marketplace. The resulting discount was recognized as a reduction of revenue when the offer for free product was redeemed.

Wish Cash Liability

Prior to the Asset Sale, the Company issued Wish Cash to end-users who opted to receive it for their refundable transactions. The Company also offered Wish Cash as part of its various referral and incentive programs. The Company accrued a liability for issued Wish Cash which was reduced when Wish Cash was redeemed by its users. Based on historical experience, the Company analyzed the Wish Cash liability considering usage patterns to determine the probability of redemption. While the Company would continue to honor all Wish Cash presented for payment, management may determine the likelihood of redemption to be remote for Wish Cash balances due to, among other things, long periods of inactivity. In these circumstances, to the extent management determined there was no requirement for remitting Wish Cash balances to government agencies under unclaimed property laws, the portion of Wish Cash balances not expected to be redeemed were recognized in Core Marketplace revenue.

Cost of Revenue

Prior to the Asset Sale, cost of revenue included colocation and data center charges, interchange and other fees for payment processing services, fraud and chargeback prevention service charges, costs of refunds and chargebacks made to users that the Company was not able to collect from merchants, depreciation and amortization of property and equipment, shipping charges, tracking costs, warehouse fees, and employee-related costs, including salaries, benefits, and stock-based compensation expense, for the Company’s infrastructure, merchant support and logistics personnel. Cost of revenue also included an allocation of general information technology and facilities overhead expenses.

Advertising Expense

Prior to the Asset Sale, advertising expenses were included in sales and marketing expenses within the consolidated statements of operations and were expensed as incurred. Advertising expenses were $12 million and $104 million for the years ended December 31, 2024 and 2023, respectively.

Software Development Costs

Prior to the Asset Sale, the Company capitalized costs to develop its mobile application and website when preliminary development efforts were successfully completed, management had authorized and committed project funding, and it was probable that the project will be completed, and the software would be used as intended. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage, including maintenance, were expensed as incurred. Costs incurred for enhancements that were expected to result in additional functionality were capitalized and expensed over the estimated useful life of the upgrades on a per project basis.

Due to the iterative process by which the Company performed upgrades and the relatively short duration of its development projects, development costs meeting capitalization criteria generally were not material. If internal-use software development costs were material, they were capitalized and included in property and equipment, net within the consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash deposited with banks, U.S. Treasury bills, and money market funds for which their cost approximates their fair value. The Company held 100% and 28% of its cash and cash equivalents in the United States as of December 31, 2024 and 2023, respectively.

Restricted cash as of December 31, 2024 represents amounts held in collateral for the lease for the facility located at One Sansome Street's (the “Lease”) letter of credit. Under the Asset Purchase Agreement, the Company agreed with the Buyer to transfer and assign the Lease to the Buyer and for the Buyer to assume all obligations under the Lease. The Company relinquished control of the leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, the Company agreed to maintain a letter of credit until the landlord accepts a replacement security proposed by the Buyer. Half of the cash collateral has been funded by the Company and half has been funded by the Buyer. As of December 31, 2024 and 2023, the balance of restricted cash was $7 million and zero, respectively.

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

Funds Receivable

Prior to the Asset Sale, the Company used several third-party Payment Service Providers (“PSPs”) to process user transactions on its marketplace. Transactions on the Company’s marketplace were mainly credit and debit card-based transactions that converted to cash on a regular basis and were net settled against refunds and chargebacks, with little default risk. Funds receivable represented the amounts expected to be received from PSPs for purchases on the Company’s marketplace and was recognized net of processing fees.

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

Prior to the Asset Sale, the Company's derivative financial instruments exposed it to credit risk to the extent that the counterparties were unable to meet the terms of the arrangement. Following the Asset Sale, the Company did not have any derivative instruments as of December 31, 2024. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Prior to the Asset Sale, the Company was exposed to credit risk in the event of a default by its PSPs. Following the Asset Sale, the Company did not have any funds receivable as of December 31, 2024. The two PSPs that represented more than 10% of the Company's funds receivable balance as of December 31, 2023 amounted to 57% and 28%, in the order of magnitude. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

Services Risk — Prior to the Asset Sale, the Company served all of its users using third-party data center and hosting providers. No significant interruptions of service were known to have occurred during the years ended December 31, 2024 and 2023. The Company does not have any service risk as of December 31, 2024 as the Company no longer has marketplace and logistics operations as of the Asset Sale on April 19, 2024. Refer to Note 4 – Asset Sale for additional information on Asset Sale.

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

Depreciation and amortization expenses were $1 million and $4 million for the years ended December 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

Prior to the Asset Sale, the Company reviewed long-lived assets, including intangible and lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not have been recoverable. Recoverability of assets to be held and used was measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets were considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset.

Merchants Payable

Prior to the Asset Sale, merchants payable represented the amount of funds due to merchants and was recognized net of commission fees earned by the Company for marketplace transactions and other fees due from merchants. Merchants payable was adjusted for actual and estimated refunds the Company was expected to recover from merchants. The Company remitted funds to merchants on a regular basis.

Operating Lease Obligations

Prior to the Asset Sale, the Company determined if an arrangement was a lease at inception. For leases where the Company was the lessee, right-of-use (“ROU”) assets represented the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represented an obligation to make lease payments arising from the lease. Certain lease agreements contained tenant improvement allowances, rent holidays and rent escalation provisions, all of which were considered in determining the ROU assets and lease liabilities. The Company began recognizing rent expense when the lessor made the underlying asset available for use by the Company. Lease liabilities were recognized at the lease commencement date based on the present value of the future lease payments over the lease term. Lease renewal periods were considered on a lease-by-lease basis in determining the lease term. The interest rate the Company used to determine the present value of future lease payments was the Company’s incremental borrowing rate because the rate implicit in the Company’s leases was not readily determinable. The incremental borrowing rate was a hypothetical rate for collateralized borrowings in economic environments where the leased asset was located based on credit rating factors. The ROU asset was determined based on the lease liability initially established and adjusted for any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability included options to extend or terminate the lease when it was reasonably certain that the Company would exercise the option. Certain leases contained variable costs, such as common area maintenance, real estate taxes or other costs. Variable lease costs were expensed as incurred on the consolidated statements of operations and comprehensive loss.

Operating leases were included in the ROU assets, accrued liabilities, and lease liabilities, non-current on the consolidated balance sheets. The Company has no finance leases.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units (“RSUs”), performance-based units (“PSUs”), stock options, and purchase rights issued to employees under its employee stock purchase plan (“ESPP”), based on the estimated fair value of the awards on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options and ESPP purchase rights and the Monte Carlo Simulation model to estimate the fair value of a PSU. The fair value of RSUs is based on the market closing price for the Company's common stock as reported on the Nasdaq Global Select Market on the date of grant. The fair value of service-based RSUs and stock options is recognized as an expense on a straight-line basis over the requisite service period, which ranges from one to four years. For stock-based awards granted to employees with a performance condition, the Company recognizes stock-based compensation expense under the accelerated attribution method over the requisite service period. The fair value of the ESPP purchase rights is recognized as an expense on a straight-line basis over the offering period.

The Company's use of the Black-Scholes option-pricing and Monte Carlo Simulation models require the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in these valuation models represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

The Company accounts for forfeitures as they occur.

Foreign Currency

Prior to the Asset Sale, the functional currency of the Company’s foreign subsidiaries is the local currency for operating entities with employees and is the U.S. dollar for holding companies and pass-through entities. The assets and liabilities of its non-U.S. dollar functional currency subsidiaries were translated into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for its foreign subsidiaries were translated using rates that approximate those in effect during the period. Foreign currency translation adjustments were reflected in stockholders’ equity as a component of accumulated other comprehensive loss.

Prior to the Asset Sale, transactions on the Company’s marketplace occurred in various foreign currencies that were processed by its PSPs. These transactions were collected on a regular basis and were converted to U.S. dollars or euros within the short period of time between the recognition of revenue and cash collection on a regular basis, which limited the Company’s exposure to foreign currency risk.

Prior to the Asset Sale, the Company held merchants payable, which were denominated primarily in Renminbi (“RMB”) and other local currencies. The Company did not have any merchant payables as of December 31, 2024. The merchants payable amount denominated in RMB was 58% as of December 31, 2023.

Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in interest and other income, net on the consolidated statements of operations. The Company recognized an insignificant net loss resulting from foreign exchange transactions for the year ended December 31, 2024 and a net loss of $1 million for the year ended December 31, 2023. The Company recognized a cumulative translation loss of $1 million and $2 million for the years ended December 31, 2024 and 2023, respectively.

Derivative Instruments

Prior to the Asset Sale, the Company conducted business in certain foreign currencies throughout its worldwide operations, and various entities held monetary assets or liabilities, earned revenues, or incurred costs in currencies other than the entity’s functional currency. As a result, the Company was exposed to foreign exchange gains or losses which impacted the Company’s operating results. As part of the Company’s foreign currency risk mitigation strategy, starting in 2020, the Company had entered into foreign exchange forward contracts with up to twelve months in duration. In accordance with the accounting standards for derivatives and hedging activities, all derivative instruments were recognized at fair value on the Company’s consolidated balance sheets and classified as either derivative assets or derivative liabilities. Derivatives in a gain position were reported as derivative assets, while derivatives in a loss position were reported as derivative liabilities. The Company’s derivatives transactions were not collateralized and did not include collateralization agreements with counterparties.

Cash Flow Hedges

Prior to the Asset Sale, the Company’s largest cash flow exposure was in RMB for payments made to merchants in China that used the Wish platform. The Company hedged these cash flow exposures to reduce the risk that its earnings and cash flows would be adversely affected by changes in exchange rates. The Company recognized changes in fair value of these cash flow hedges of foreign currency denominated merchants payable in accumulated other comprehensive loss in its consolidated balance sheets, until the Company settled its forecasted foreign currency denominated merchants payable. When the forecasted transaction affected earnings, the Company reclassified the related gain or loss on the cash flow hedge to core marketplace revenue. All amounts in other comprehensive income at period end were expected to be reclassified to earnings within 12 months. In the event the underlying forecasted transaction did not occur, or it became probable that it will not occur, the Company reclassified the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to core marketplace revenue.

Non-Designated Hedges

Prior to the Asset Sale, the Company’s derivatives not designated as hedging instruments consisted of foreign currency forward contracts to reduce the impact of currency exchange rate movements on its monetary assets and liabilities. These foreign exchange contracts were carried at fair value with changes in fair value of these contracts recognized to interest and other income, net in the Company’ consolidated statements of operations.

The Company did not use derivative financial instruments for speculative or trading purposes.

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

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized holding gains or losses related to derivative instruments and marketable securities, net of tax, and foreign currency translation adjustments.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment-related disclosures on an annual and interim basis, to enable investors in developing more informed and actionable analyses. The Company adopted ASU No. 2023-07 on December 31, 2024. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation, and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is evaluating the impact this amended guidance may have on the footnotes to the consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of Accounting Standards Codification 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. This amendment will be effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. This amended guidance will not have an impact on the footnotes of the consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements–Amendments to Remove References to the Concept Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. Early application is permitted. An entity should apply the amendments in this ASU using one of the following transition methods: 1. Prospectively to all new transactions recognized on or after the date that the entity first applies the amendments 2. Retrospectively the beginning of the earliest comparative period presented in which the amendments were first applied. An entity shall adjust the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses including the amounts of purchase of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities, and the total amount of selling expenses and an entity's definition of selling expenses. The amendments in this ASU are effective to all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact this amended guidance may have on the footnotes to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU are effective to entities that settle convertible debt instruments for fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU No. 2020-06. This amended guidance will not have an impact on the footnotes of the consolidated financial statements.

3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash equivalents, marketable securities, funds receivable, derivative instruments, accounts payable, accrued liabilities and merchants payable. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities and derivative instruments are recognized at fair value. Funds receivable, accounts payable, accrued liabilities and merchants payable carrying values approximate fair value due to the short time to the expected receipt or payment date. Following the Asset Sale, the Company no longer has funds receivable, derivative instruments, or merchant payables.

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

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. Treasury bills	64	—	64	—
Total cash equivalents	$66	$2	$64	$—
Marketable securities:
U.S. Treasury bills	$83	$—	$83	$—
Total marketable securities	$83	$—	$83	$—
Total financial assets	$149	$2	$147	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Marketable securities:
U.S. Treasury bills	$127	$—	$127	$—
Corporate bonds	17	—	17	—
Total marketable securities	$144	$—	$144	$—
Prepaid and other current assets:
Derivative assets	$1	$—	$1	$—
Total financial assets	$145	$—	$145	$—
Financial liabilities:
Derivative liabilities	$1	$—	$1	$—
Total financial liabilities	$1	$—	$1	$—

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

The following table summarizes the contractual maturities of the Company’s marketable securities:

	December 31,
	2024		2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$83	$83	$144	$144
Total marketable securities	$83	$83	$144	$144

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net gain and net loss on available-for-sale marketable securities as of December 31, 2024 and 2023 were immaterial.

4. ASSET SALE

As set forth in Note 1 – Description of Business, on February 10, 2024, the Company entered into the Asset Purchase Agreement and consummated the Asset Sale on April 19, 2024 following approval by the Company’s stockholders on April 18, 2024. As consideration for the Asset Sale, Qoo10 paid the Company a purchase price equal to $162 million in cash, after giving effect to the purchase price adjustments set forth in the Asset Purchase Agreement, and agreed to assume substantially all of the Company’s liabilities.

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

As a result of the Asset Sale, the Company recorded a gain on Asset Sale of $4 million in the consolidated statements of operations.

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

On April 19, 2024, all outstanding unvested restricted awards for employees and directors were accelerated and fully vested. Refer to Note 9 – Common Stock and Stock-Based Compensation for additional information.

5. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2024	2023
	(in millions)
Logistics costs(1)	$—	$25
Deferred revenue and customer deposits(1)	—	12
Wish Cash liability(1)	—	11
Sales and indirect taxes(1)	—	12
Other(2)	5	30
Total accrued liabilities	$5	$90

(1)
The balances decreased by 100% due to Asset Sale on April 19, 2024. Refer to Note 4 - Asset Sale for additional information on the Asset Sale.
(2)
Other accrued liabilities decreased by 83% to $5 million primarily due to Asset Sale on April 19, 2024. Refer to Note 4 - Asset Sale for additional information on the Asset Sale. Following the Asset Sale, other accrued liabilities primarily consist of $3 million of other payables to Qoo10 related to restricted cash for the Lease's letter of credit. When the letter of credit is closed and the restriction on cash is lifted, this payable will be repaid.

6. Derivative Financial Instruments

Volume of Derivative Activity

Total gross notional amounts for outstanding derivatives (recognized at fair value) as of the end of period consist of the following:

	December 31, 2024	December 31, 2023
	(in millions)
Cash flow hedges	$—	$29
Non-designated hedges	—	44
Total	$—	$73

Fair Value of Derivative Financial Instruments

	December 31, 2024		December 31, 2023
	Assets(1)	Liabilities(2)	Assets(1)	Liabilities(2)
	(in millions)
Derivative designated as hedging instruments
Cash flow hedges	$—	$—	$—	$—
Derivative not designated as hedging instruments
Foreign currency forward contracts	$—	$—	$1	$1
Total derivatives	$—	$—	$1	$1

(1) Derivative assets are included in prepaid and other current assets in the consolidated balance sheets.

(2) Derivative liabilities are included in accrued liabilities in the consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships

The changes in accumulated other comprehensive loss resulting from cash flow hedging were as follows:

	December 31,	December 31,
	2024	2023
	(in millions)
Balance at the beginning of the period	$1	$2
Other comprehensive loss before reclassifications	—	(4)
Amounts recognized in core marketplace revenue and reclassified out of accumulated other comprehensive loss	(1)	3
Balance at the end of the period	$—	$1

Derivatives Not Designated as Hedging Instruments

The changes in fair value of the Company’s foreign exchange forward contracts not designated as hedging instruments were approximately a $1 million net gain and a $3 million net loss for the years ended December 31, 2024 and 2023, respectively, and were recognized in interest and other income, net in the consolidated statements of operations. Following the Asset Sale, the Company no longer has any derivative instruments.

7. OPERATING LEASES

Prior to the Asset Sale, the Company leased its facilities and data center co-locations under operating leases with various expiration dates through 2027.

The components of the Company’s lease costs were as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Operating lease costs	$1	$4
Short-term lease costs	1	3
Variable costs	—	1
Total	$2	$8

Following the Asset Sale, the Company no longer has any operating leases or related ROU assets, current lease liabilities, or non-current lease liabilities.

As of December 31, 2023, the Company’s consolidated balance sheet included ROU assets of $5 million, current lease liabilities in the amount of $7 million in accrued liabilities, and $6 million in lease liabilities, non-current. The weighted-average remaining lease term was 2 years and the weighted-average discount rate used to determine the net present value of the lease liabilities was 6%.

Supplemental cash flow information for the Company’s operating leases were as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3	$8

As of December 31, 2024, operating lease liabilities were zero due to the Asset Sale as all of the Company's operating leases were transferred to Qoo10. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

8. COMMITMENTS AND CONTINGENCIES

Revolving Credit Facility

In November 2020, the Company entered into a five-year $280 million senior secured revolving credit facility (the “Revolving Credit Facility”). If the Company is able to secure additional lender commitments and satisfy certain other conditions, the aggregate facility commitments can be increased by up to $100 million through an accordion option. The Company also enters into letters of credit from time to time, which reduces its borrowing capacity under the Revolving Credit Facility. Interest on any borrowings under the Revolving Credit Facility accrues at either adjusted reference rate plus 1.50% or at an alternative base rate plus 0.50%, at the Company’s election, and the Company is required to pay a commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the Revolving Credit Facility. The Company is required to pay a fee that accrues at 1.50% per annum on the average daily amount available to be drawn under any letters of credit outstanding under the Revolving Credit Facility. In March 2024, the Company executed a letter to reduce the Revolving Credit Facility from an aggregate principal amount of $280 million to $7 million.

The Revolving Credit Facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contains a minimum liquidity financial covenant of $350 million, which includes unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s domestic assets and are guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit in the amount of approximately $7 million has been issued under the Revolving Credit Facility in conjunction with the lease of the Company’s headquarters in San Francisco, California. As of December 31, 2023, the Company had not made any borrowings under the Revolving Credit Facility and it was in compliance with the related financial covenants. Fees incurred under the Revolving Credit Facility were insignificant for the years ended December 31, 2024 and 2023.

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

Purchase Obligations

Prior to the Asset Sale, the Company entered into an amendment to a co-location and cloud services arrangement committing the Company to make payments of $85 million for services over 3 years. Following the Asset Sale, the purchase obligations were assumed by the Buyer and the Company no longer had this commitment. Refer to Note 4 – Asset Sale for additional information on the Asset Sale.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgement. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of December 31, 2024, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

9. COMMON STOCK and STOCK-based compensation

2010 Equity Incentive Plan (the "2010 Plan")

Under the 2010 Plan, the Company granted RSUs to employees, which generally expire 7 years from the date of grant and vest upon the achievement of both a service condition and a liquidity condition. The service condition for these awards is satisfied over four or five years. The liquidity condition was satisfied upon the occurrence of the Company’s IPO in December 2020.

The 2010 Plan was terminated in December 2020 in connection with the Company’s IPO but continues to govern the terms of outstanding awards under the 2010 Plan. No further equity awards will be granted under the 2010 Plan. With the establishment of the 2020 Plan as further discussed below, upon the expiration, forfeiture or cancellation of any stock-based awards granted under the 2010 Plan, an equal number of shares of common stock will become available for grant under the 2020 Plan.

2020 Equity Incentive Plan (the "2020 Plan")

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 Plan. The 2020 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs. The number of shares reserved for issuance under the 2020 Plan will be increased automatically on the first day of each fiscal year, commencing in 2022 and ending in 2030, by a number equal to the lesser of: (a) 5% of the shares of common stock outstanding on the last day of the prior fiscal year; or (b) the number of shares determined by the Board of Directors. As of December 31, 2024, 3 million shares under the 2020 Plan remained available for grant.

2020 Employee Stock Purchase Plan (the "2020 ESPP")

On November 19, 2020, the Company’s Board of Directors adopted and approved the 2020 ESPP, which became effective on the IPO Date. The 2020 ESPP reserve for issuance will increase automatically on the first day of each fiscal year, commencing in 2022 and ending in 2040, by a number equal to the lesser of: (a) approximately 267 thousand shares of common stock; (b) 1% of the shares of common stock outstanding on the last day of the prior fiscal year; or (c) the number of shares of common stock determined by the Company’s Board of Directors. Following the Asset Sale, the Company terminated the 2020 ESPP.

The 2020 ESPP previously allowed eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 166 shares. The 2020 ESPP provided for 24-month offering periods, generally beginning in November and May of each year, and each offering period consisted of four six-month purchase periods. During the year ended December 31, 2024, no shares of common stock were purchased under the ESPP as the plan was terminated prior to the first purchase date.

During the year ended December 31, 2024, there was zero expense recognized as part of the ESPP program due to the cancellation and refund of payroll deductions.

2022 Inducement Plan (the "2022 Plan")

In January 2022, the Company’s Board of Directors adopted and approved the 2022 Plan. The Company intends that the 2022 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement of employment pursuant to Rule 5635(c)(4) of the Marketplace Rules of the Nasdaq Stock Market, LLC. The 2022 Plan provides for the award of options, stock appreciation rights, restricted shares, and RSUs of the Company’s common stock to the Company’s employees. Stock-based awards under the 2022 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of common stock available for issuance under the 2022 Plan.

As of December 31, 2024, 365 thousand shares under the 2022 Plan remained available for grant.

Equity Award Activity

A summary of activity under the equity plans and related information is as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted- Average Grant Date Fair Value
	(in thousands)			(in thousands)
Balances at December 31, 2023	366	$18.00	9.0	2,176	$30.05
Granted	—			583	$6.67
Vested	—			(2,190)	$28.43
Forfeited or cancelled	—			(88)	$42.01
Balances at December 31, 2024	366	$18.00	1.3	481	$6.97

There were no options granted during the year ended December 31, 2024. The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $11.27 per share. Approximately 366 thousand options as of December 31, 2024 were vested. The vested options have a weighted average exercise price of $18.00, a weighted-average remaining contractual term of 1.3 years, and an aggregate intrinsic value of zero. There were no options exercised during the years ended December 31, 2024 and 2023.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024, and 2023 was $6.67 and $13.56 per share, respectively. The total intrinsic value of RSUs which were vested and released during the years ended December 31, 2024 and 2023 was $13 million and $13 million, respectively.

The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2024 was zero and $3 million, respectively. The aggregate intrinsic value of options and RSUs outstanding as of December 31, 2023 was zero and $13 million, respectively.

CEO transition

In February 2023, the Board of Directors appointed Jun Yan as the Company's Chief Executive Officer ("CEO"), who was then serving as the Company's interim CEO. According to the terms of his new employment agreement, Mr. Yan was granted (i) 167 thousand RSUs with an aggregate grant date fair value of $3 million and (ii) options to purchase 299 thousand shares of the Company's common stock at an exercise price $15.03 per share with an aggregate grant date fair value of $3 million. These RSUs and options will become vested and exercisable, respectively, in periodic installments over a 2-year term, subject to the CEO's continued service with the Company. The option award has a term of 10 years. In February 2024, the option award was amended so the option shares vested as of Mr. Yan's termination date on April 19, 2024 and will expire on the two-year anniversary of the termination date on April 19, 2026. In connection with the closing of the Asset Sale, all of Mr. Yan's outstanding equity awards were accelerated and became fully vested at the closing.

Stock Option Valuation

The fair value of options is estimated using the Black-Scholes option pricing model which takes into account inputs such as the exercise price, the value of the underlying shares as of the grant date, expected term, expected volatility, risk free interest rate, and dividend yield. The fair value of the options was determined using the methods and assumptions discussed below:

•
The expected term of the options was determined using the “simplified” method as prescribed in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.
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

A summary of the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted during the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Expected term (in years)	—	5.55
Risk free interest rate	—	4.15%
Volatility	—	91.51%
Dividend yield	—	—

Modification of Equity Awards

In February 2024, the Company modified its outstanding stock options to extend the expiration date of any option vested as of the date of employment termination from a 90-day period to a two-year period. The Company concluded that the extension of the expiration date of the stock options constituted a Type I modification. The stock-based compensation impact of the modification was insignificant. Further, in February 2024, the Board of Directors, as permitted by the terms of the Company's equity incentive plans, modified all outstanding restricted stock awards and options, to add a change-in-control provision whereby all unvested awards would become fully vested upon the occurrence of a change in control and extended the expiration date for a period of two years following termination. The impact of these modifications to stock-based compensation expense for the period ended December 31, 2024 was insignificant. Upon consummation of the Asset Sale, all options and RSUs then outstanding were accelerated, thus no unrecognized expense remained for those equity awards as of December 31, 2024.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended
	December 31,
	2024	2023
	(in millions)
Cost of revenue	$—	$3
Sales and marketing	1	4
Product development	6	36
General and administrative	5	21
Total stock-based compensation(1)	$12	$64
(1)
Total stock-based compensation expense for the year ended December 31, 2024 decreased by $52 million compared to the year ended December 31, 2023 primarily due to reduced headcount as a result of the Asset Sale. Refer to Note 4 - Asset Sale for additional information on the Asset Sale.

The Company will recognize the remaining $3 million of unrecognized stock-based compensation expense over a weighted-average period of approximately 1 year related to RSUs.

10. INCOME TAXES

The components of loss before provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Domestic	$127	$321
Foreign	(58)	(9)
Loss before provision for income taxes	$69	$312

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023
	(in millions)
Current:
Federal	$—	$—
State	—	—
Foreign	6	6
Total current	6	6
Deferred:
Federal	—	—
State	—	—
Foreign	—	(1)
Total deferred	—	(1)
Total provision for income taxes	$6	$5

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the years ended December 31, 2024 and 2023, the Company recognized a provision for income taxes of $6 million and $5 million, respectively, related to foreign income taxes.

The difference between income taxes computed at the statutory federal income tax rate and the provision for income taxes is attributable to the following:

	Year Ended December 31,
	2024	2023
	(in millions)
Federal benefit at statutory rate	$(15)	$(66)
Stock-based compensation	3	14
Foreign rate differential	7	7
Basis difference on Asset Sale	(6)	—
Other	—	1
Change in valuation allowance	17	49
Total provision for income taxes	$6	$5

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

Stock-based compensation increased the income tax provision by $3 million in 2024, whereas it increased the income tax provision by $14 million in 2023. The Company experienced a tax shortfall in 2024 and 2023 for stock-based compensation. A tax shortfall occurs when the fair market value of stock on the vest date is lower than the stock price on the grant date, which causes book deductions to exceed deductions allowed for tax purposes. A tax windfall occurs when the vest date stock price is higher than the grant date stock price, allowing a larger deduction for tax purposes relative to the book deduction. The change in valuation allowance is related mainly to the increase in NOL carryforwards, partially offset by other changes in the deferred tax assets.

Deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
NOL carryforwards	$634	$609
Capitalization of R&D expenses	40	47
Capital loss carryforwards	11	—
Lease liabilities	—	3
Reserves and accruals not currently deductible	—	9
Stock-based compensation	—	2
Fixed assets including ROU assets	—	1
Total gross deferred tax assets	685	671
Less: valuation allowance	(685)	(669)
Total deferred tax assets, net of valuation allowance	$—	$2

R&D expenses incurred are subject to capitalization with amortization being allowed based on the location of the incurred expense; domestic United States expenses are amortized over a 5-year period and international expenses are amortized over a 15-year period. The $40 million deferred tax asset recognized above is the net impact of capitalization and amortization expense. During the year ended December 31, 2024, the deferred tax asset for reserves and accruals not currently deductible decreased by $9 million and the deferred tax asset for capital losses increased by $11 million. These changes were largely due to the Asset Sale in April 2024. Deferred tax assets for NOLs increased by $25 million in 2024. The Company has not yet experienced any NOLs expiring before use. All of the Company’s deferred tax assets are offset by valuation allowance as of December 31, 2024.

The table below details the activity of the deferred tax asset valuation allowance:

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2024
Deferred tax assets valuation allowance	$669	$16	$—	$685
Year ended December 31, 2023
Deferred tax assets valuation allowance	$607	$62	$—	$669

Due to a history of losses, the Company believes it is not more likely than not that its domestic net deferred tax assets will be realized as of December 31, 2024 or 2023. Accordingly, the Company has established a full valuation allowance on its domestic net deferred tax assets. The Company’s valuation allowance increased $16 million and $62 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal NOL carryforwards available to reduce future taxable income, if any, of $886 million that begin to expire in 2030 and continue to expire through 2037 and $2.0 billion that have an unlimited carryover period. As of December 31, 2024, the Company had state NOL carryforwards available to reduce future taxable income, if any, of $7.4 billion that begin to expire in 2026 and continue to expire through 2044 and $2.1 billion that have an unlimited carryover period.

Utilization of NOL carryforwards may be subject to future annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Balance as of January 1	$4	$9
Additions for tax positions of current year	—	1
Additions for tax positions of prior years	—	2
Decreases for tax positions of prior years	(4)	(8)
Balance as of December 31	$—	$4

There is no material unrecognized tax benefit as of December 31, 2024 that will impact the Company’s effective tax rate upon recognition. The Company had unrecognized tax benefit as of December 31, 2023 of $4 million. Immaterial interest and penalties were incurred during the years ended December 31, 2024 and 2023. The Company classifies interest and penalties as part of operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The Company will no longer file in foreign jurisdictions as a result of the sale of its foreign subsidiaries in 2024. The Company is not currently under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits. Certain tax years are subject to foreign income tax examinations by tax authorities until the statute of limitations expire.

In recent years the United States has enacted new tax legislation (the American Rescue Act, CHIPS and Science Act, and the Inflation Reduction Act). Due to the Company’s NOLs for both accounting and tax purposes, the new tax legislation does not have a material impact on the Company’s provision for income taxes.

11. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2024	2023
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss	$(75)	$(317)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	25,690	23,732
Net loss per share attributable to common stockholders, basic and diluted	$(2.92)	$(13.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
	(in thousands)
Common stock options outstanding	366	366
Unvested restricted stock units outstanding	481	2,176
Employee stock purchase plan	—	57
Total	847	2,599

12. SEGMENT INFORMATION

The Company has determined that from January 1, 2023 through the date of the Asset Sale in April 2024, it operated in one reportable segment, and from the date of the Asset Sale in April 2024 through December 31, 2024, it did not have a reportable segment. The Company’s CODM is its CEO who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information.

The Company’s Board of Directors initiated a process to explore a range of strategic alternatives to maximize value for Company’s shareholders starting in the fourth quarter of fiscal year 2023. The CODM’s ability to make business-driving decisions was limited upon receipt of the offer for the Asset Sale through the actual close of the Asset Sale on April 19, 2024. As such, from the beginning of 2024, the CODM was focused on maintaining and preserving the Company’s business organization and operations, and the purchased assets until the closing of the Asset Sale. Prior to the Asset Sale on April 19, 2024, the significant expenses within loss from operations as well as within net loss include cost of revenue, sales and marketing, product development and general and administrative expenses. After the Asset Sale, the only significant expense is general and administrative expenses. All such expenses are each separately presented on the Company’s consolidated statements of operations. Other segment items within net loss include interest and other income, net, gain on Asset Sale and provision for income taxes. After the Asset Sale, the Company’s only significant measures of profit and loss are general and administrative expenses and interest income which are each separately presented on the Company’s consolidated statements of operations.

The measure of segment assets in 2024, prior to and after the Asset Sale, is cash and cash equivalents as reported on the Company’s consolidated balance sheets. After the Asset Sale, the Company does not have any assets other than cash, cash equivalents and marketable securities. The measure of segment assets in 2023 is the total assets as reported on the Company’s consolidated balance sheets.

For the period from January 1, 2024 to April 19, 2024 and for the year ended December 31, 2023, China accounted for substantially all of marketplace and logistics revenue in the respective periods based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial in all years presented. Marketplace and logistics revenue ceased upon the Asset Sale.

Core marketplace revenue earned prior to the Asset Sale by geographic area based on the ship-to address of the user was as follows:

	Year Ended December 31,
	2024		2023
	($ in millions)
Europe	$7	54%	$44	51%
North America(1)	5	38%	30	35%
South America	—	0%	4	5%
Other	1	8%	8	9%
Core marketplace revenue(2)	$13	100%	$86	100%

(1) United States accounted for $3 million and $22 million of core marketplace revenue for the years ended December 31, 2024 and 2023, respectively.

(2) Core marketplace revenue included a net loss of zero and $3 million for the years ended December 31, 2024 and 2023, respectively, from the Company's cash flow hedging program.

As of December 31, 2023, the Company had property and equipment, net and operating lease ROU assets of $5 million located in United States (56%) and of $4 million located in China (44%). Following the closing of the Asset Sale, the Company no longer owns these assets.

13. ReDUCTIONS IN WORKFORCE

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

14. Subsequent Events

Investment Agreement and issuance of Class A convertible preferred units for ContextLogic Holdings, LLC

On March 6, 2025, the Company entered into an amended and restated investment agreement (the “A&R Investment Agreement”) with ContextLogic Holdings, LLC, a Delaware limited liability company and subsidiary of the Company (“Holdings”), and BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership (the “Investor”). Under the A&R Investment Agreement, Holdings may issue up to 150,000 Class A convertible preferred units ("Preferred Units") for an aggregate purchase price of up to $150,000,000 (the “Investment Transaction”). An initial closing of the Investment Transaction occurred on March 6, 2025 (the "Initial Closing") whereby Holdings issued and sold 75,000 Preferred Units to the Investor for an aggregate purchase price of $75,000,000. The Preferred Units are governed by the Amended and Restated Limited Liability Company Agreement of Holdings (the “A&R LLCA”). The Preferred Units are convertible into Class B common units (the “Common Units”) of Holdings at the option of the holders of the Preferred Units at the conversion ratio (subject to adjustment as set forth in the A&R LLCA).

Prior to the Initial Closing, the Company entered into a contribution agreement with Holdings pursuant to which the Company contributed $141,702,000 to Holdings in exchange for 26,322,115.38 Common Units and committed to contribute an aggregate additional $5,000,000 in currently restricted cash in April and September of 2025.

CEO Employment Agreement

On March 6, 2025, the Company entered into an employment agreement for Mr. Rishi Bajaj to serve as the Company’s Chief Executive Officer, including a revised compensation package (the “Employment Agreement”). The Employment Agreement supersedes that certain Offer Letter, dated April 2, 2024, by and between Mr. Bajaj and the Company in its entirety. Under the terms of his new employment agreement, Mr. Bajaj was awarded 2,372,216.60 Class P units (the “Class P Units”) in Holdings, consisting of (i) an award of 474,443.55 time-based Class P Units (the “Time Vesting Grant”) and (ii) an award targeted at 1,897,773.05 performance-based Class P Units (the “Performance Vesting Grant”).

The Time Vesting Grant will become vested in periodic installments over a 4-year term, subject to the CEO's continued service with the Company. The Performance Vesting Grant will be earned and become vested based on the achievement of specified performance criteria through four years, subject to the CEO's continued service with the Company.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that our internal control over financial reporting as of December 31, 2024, was effective. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by BPM LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified material weaknesses in the fiscal year ended December 31, 2023. The previously reported material weaknesses related to the failure to: (i) design and maintain an effective control environment commensurate with its financial reporting requirements; and (ii) design and maintain effective controls over information technology general controls (“ITGCs”) for information systems and applications that are relevant to the preparation of the consolidated financial statements.

The Company reassessed its remediation efforts since the closing of the Asset Sale, given that (i) most of the information technology ("IT") systems were sold to Qoo10 and (ii) the process controls associated with the material weakness in the control environment are no longer applicable to the relatively limited size, scope, and complexity of the Company’s current control environment. As a result, our management has designed a completely new control environment with new IT systems, processes, and controls commensurate with our current ongoing business operations.

The aforementioned measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively. Management has concluded that the material weaknesses were remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the remediation actions to address the previously reported material weaknesses as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

No director or officer, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K of the Exchange Act during the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a Code of Business Conduct and Ethics that incorporates our code of ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investor Relations website at https://ir.contextlogicinc.com/ under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

3.
Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated February 10, 2024, by and between by and between ContextLogic Inc., Qoo10 Inc. and Qoo10 Pte. Ltd.*	8-K	02/12/2024	2.1
3.1	Restated Certificate of Incorporation, as amended through April 23, 2023.	10-Q	05/04/2023	3.1
3.2	Amended and Restated Bylaws, effective as of August 5, 2024.	8-K	08/08/2024	3.1
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated February 10, 2024	8-K	02/12/2024	3.1
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2
4.3	Tax Benefits Preservation Plan, dated as of February 10, 2024, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-K	02/12/2024	4.1
4.4	Description of Capital Stock.				X
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	8-K	11/07/2024	10.1
10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3
10.5	Offer Letter dated April 2, 2024 between Rishi Bajaj and ContextLogic Inc.**	8-K	04/03/2024	99.3
10.6	Offer Letter dated April 2, 2024 between Brett Just and ContextLogic Inc.**	8-K	04/03/2024	99.4
10.8	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.9	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
10.10	2022 New Employee Equity Incentive Plan and forms of agreements thereunder.**	S-8	01/31/2022	99.1
10.11	Investment Agreement, dated as of February 24, 2025, by and among ContextLogic Inc., ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP.	8-K	02/28/2025	10.1
10.12	Amended and Restated Investment Agreement, dated as of March 6, 2025, by and among ContextLogic Inc., ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP.				X
10.13	Amended & Restated Limited Liability Company Agreement, dated as of March 6, 2025, among ContextLogic Holdings, LLC and the members named therein.				X
10.14	Contribution Agreement, dated as of March 6, 2025, by and between ContextLogic Inc. and ContextLogic Holdings, LLC.				X
10.15	Employment Agreement, dated March 6, 2025, by and between ContextLogic Inc. and Rishi Bajaj**	8-K	03/11/2025	10.5
16.1	Letter of PricewaterhouseCoopers LLP, dated September 26, 2024, to the Securities and Exchange Commission.	8-K	09/26/2024	16.1
19.1	Insider Trading Policy.				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included in Signature Page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
97.1	ContextLogic Inc. Policy for the Recovery of Erroneously Awarded Compensation				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.INS	Inline XBRL Instance Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

ContextLogic Inc.

Date: March 12, 2025	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rishi Bajaj, Brett Just, and Marianne Lewis, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rishi Bajaj	Chief Executive Officer and Director	March 12, 2025
Rishi Bajaj	(Principal Executive Officer)

/s/ Brett Just	Chief Financial Officer	March 12, 2025
Brett Just	(Principal Financial and Accounting Officer)

/s/ Ted Goldthorpe	Chairman	March 12, 2025
Ted Goldthorpe

/s/ Michael Farlekas	Director	March 12, 2025
Michael Farlekas

/s/ Richard Parisi	Director	March 12, 2025
Richard Parisi

/s/ Marshall Heinberg	Director	March 12, 2025
Marshall Heinberg

/s/ Elizabeth LaPuma	Director	March 12, 2025
Elizabeth LaPuma

/s/ Mark Ward	Director	March 12, 2025
Mark Ward