Form 10-K/A
period 2024-12-31
ContextLogic Inc.
filed 2025-04-17
CIK 1822250

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

As of April 16, 2025, the number of shares of the registrant’s Class A common stock outstanding was 26,313,619.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of ContextLogic Inc. (the “Company,” “we,” “our,” “us” or “ContextLogic”) for the year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
Our directors and executive officers, and certain information about each of them as of April 16, 2025 are set forth below.

Name	Age	Position(s) at ContextLogic Inc.
Rishi Bajaj	45	Chief Executive Officer
Brett Just	43	Chief Financial Officer
Michael Farlekas	59	Director
Marshall Heinberg	68	Director
Ted Goldthorpe	48	Director and Board Chairperson
Mark Ward	30	Director
Jennifer Chou	45	Director

Executive Officers

Rishi Bajaj has served as our Chief Executive Officer (our “CEO”) beginning in April 2024. Mr. Bajaj has served as a director of our Company since November 2023. Since 2009, Mr. Bajaj has served as the President and Chief Investment Officer of Altai Capital Management L.P., a private investment firm, and is responsible for the management and operations of its business. Prior to founding Altai Capital in 2009, Mr. Bajaj held positions at Silver Point Capital, L.P., a private investment management firm, and Gleacher Partners, LLC, an M&A advisory firm. Mr. Bajaj previously served on the boards of directors of MobileIron, Inc., a technology company, from April 2020 until its sale in December 2020 and ServiceSource International, Inc., a software and services company, from November 2014 to May 2016. Mr. Bajaj graduated from The Wharton School at the University of Pennsylvania with a B.S. in Economics. We believe that Mr. Bajaj is qualified to serve on the Board due to his unique insights and perspective into the Company’s future strategy and his experience in investment management.

Brett Just became our Chief Financial Officer in April 2024. Mr. Just has served as our Chief Accounting Officer and Senior Vice President, Finance since March 2023. Mr. Just served as Interim co-Chief Financial Officer from June to October 2021. Mr. Just joined the Company as an Assistant Controller in September 2017 and was promoted to Corporate Controller in August 2019 and to Chief Accounting Officer in November 2020. Mr. Just was previously the Controller for the Internet of Things (IOT) Business Unit at Cisco Systems, Inc., a technology company, from 2016 to 2017 and Assistant Controller for Jasper Wireless, a technology company, from 2013 to 2016, prior to its acquisition by Cisco in March 2016. Mr. Just graduated from UCLA with a B.S. in Business Economics.

Non-Employee Directors

Michael Farlekas has served on our Board of Directors since April 2024. Mr. Farlekas has served as the Chief Executive Officer of Onit, Inc., a provider of legal workflow software and solutions, since January 2024. Prior to serving in that role, he served as the Chief Executive Officer of E2open, LLC, a provider of cloud-based, on-demand supply chain and execution software, from May 2015 to October 2023. Prior to serving in that role, Mr. Farlekas held positions at Roadnet Technologies, Inc., a provider of fleet management software solutions for private fleets, from 2012 to 2014 and RedPrairie Corporation, a provider of warehouse management solutions from 2001 to 2012. Mr. Farlekas graduated from Fairleigh Dickinson University with a B.S. in Mechanical Engineering and from Jacksonville University with an M.B.A. in International Business. We believe that Mr. Farlekas is qualified to serve as member of our Board due to his 20 years of experience in executive leadership for enterprise software companies.

Marshall Heinberg has served on our Board of Directors since April 2024. Mr. Heinberg is the founder and has served as the managing director of MAH Associates, LLC, a provider of strategic advisory and consulting services to companies evaluating financing and strategic alternatives, since 2012. He has also served as the chair of the board of directors of Custom Truck One Source, Inc., a leading “one-stop-shop” provider of specialty equipment serving customers in the growing electric utility transmission and distribution, telecom, rail and infrastructure end-markets in North America, since April 2021 and as a director of Union Carbide Corporation, a subsidiary of Dow Inc, since July 2019. Previously, Mr. Heinberg served as the chair of the board of directors of PAE, Inc., an operational support services company, from February 2020 to February 2022 and on the boards of directors of Galmed Pharmaceuticals Ltd., a clinical-stage life sciences company, from October 2018 to June 2022 and ChannelAdvisor Corporation, an e-commerce company, from December 2019 to November 2022. Further, Mr. Heinberg previously served as the chair of the board of directors of Ecology and Environment, Inc., a subsidiary of WSP Global, Inc., from June 2017 to January 2020, as a director of Universal Biosensors, Inc., a world leader in electrochemical cell technology, from July 2010 to March 2021 and as an advisor to Burford Capital Limited, a legal finance products and services company, from July 2015 to July 2020. Mr. Heinberg began his investment banking career in 1987 in the corporate finance division of Oppenheimer & Co., Inc., an international bank, and served as head of the investment banking department and as a senior managing director of Oppenheimer & Co., Inc. from 2008 until 2012. Mr. Heinberg also served as the head of U.S. investment banking of CIBC World Markets, an international bank, from 2001 until 2008. Mr. Heinberg graduated from The Wharton School at the University of Pennsylvania with a B.S. in Economics and from Fordham University School of Law with a J.D. We believe that Mr. Heinberg is qualified to serve as a member of our Board due to his 35 years of extensive experience in capital markets as well as his business and financial experience in complex and related industries.

Ted Goldthorpe has served on our Board of Directors as Chairperson since March 2025. Mr. Goldthorpe is a Partner at BC Partners, where he leads BC Partners Credit, a platform that he co-founded in 2017. He currently serves as the Chief Executive Officer and director of Mount Logan Capital, Inc., Portman Ridge Finance Corporation, and Logan Ridge Finance Corporation. Previously, Mr. Goldthorpe was President at Apollo Investment Corporation, Chief Investment Officer of Apollo Investment Management, and Senior Portfolio Manager, U.S. Opportunistic Credit from February 2012 to August 2016. At Apollo, he was also a member of the Senior Management Committee and oversaw its US Opportunistic Credit platform. Prior to this, Mr. Goldthorpe was a Managing Director of the Special Situations Group at Goldman Sachs and ran the Bank Loan and Distressed Investing Desk from July 1999 to February 2012. Mr. Goldthorpe previously served on the audit committee of the board of directors of Crescent Point Energy from 2021 to 2023, and on the compensation committee of the board of directors of KITS Eyecare from 2021 to 2024. Mr. Goldthorpe graduated from Queen’s University, Ontario with a B.A. in Commerce. We believe that Mr. Goldthorpe is qualified to serve as a member of our Board of Directors due to his 20 years of experience in private equity, investment management, and complex transactions.

Mark Ward has served on our Board of Directors since March 2025. Mr. Ward is a Principal on the Credit team at BC Partners, having first joined the team in November 2020. Prior to that Mr. Ward worked in the Restructuring Group and as an investment banking analyst at Houlihan Lokey from July 2017 to October 2020. Mr. Ward graduated Summa cum Laude from the University of St. Thomas (Minnesota) with a B.S. in Business Economics. We believe Mr. Ward is qualified to serve as a member of our Board of Directors due to his experience in private equity and corporate restructurings.

Jennifer Chou has served on our Board of Directors since March 2025. Ms. Chou has over 20 years of experience in private equity, financial services and sales & trading. Ms. Chou is currently Senior Managing Director and Chief Strategy Officer of The Gores Group (“Gores”) where she oversees firm strategy and the development of new products and partnerships. Ms. Chou also has management responsibilities over the firm’s origination, capital raising, external communications, and corporate development functions. Since joining Gores in 2010, Ms. Chou has been responsible for raising capital across Gores’ investment vehicles. Prior to joining Gores, Ms. Chou was a Director at Sterling Partners, a private equity firm based in Chicago from 2009 to 2010. Prior to Sterling Partners, Ms. Chou worked in capital markets at Lehman Brothers in New York during the summer of 2008. Ms. Chou began her career at Public Financial Management as an Associate in the Public Utilities Group from 2004 to 2007 and the Vanguard Group as a Trader from 2002 to 2004. Since May 2022, Ms. Chou has served as an independent director of Portman Ridge Finance Corporation and Logan Ridge Finance Corporation, business development companies affiliated with BC Partners. As of March 2025, Ms. Chou also serves as an independent director of Runway Growth Finance Corp. Ms. Chou graduated from the University of Pennsylvania with a B.A. in Communications in Finance and received an M.B.A. from Northwestern University’s Kellogg School of Management. We believe Ms. Chou is qualified to serve as a member of our Board of Directors due to her 20 years of experience in private equity, financial services, sales and trading.

Family Relationships
There are no family relationships among any of our directors or executive officers.

Management Prior to the Completion of the Asset Sale
As disclosed in our Current Report on Form 8-K filed with the SEC on April 23, 2024, our management changed in connection with the completion of the Asset Sale. In particular, upon completion of the Asset Sale on April 19, 2024:

•	Rishi Bajaj, one of our directors, remained on the Board of Directors and became our Chief Executive Officer;

•	Brett Just was appointed to serve as our Chief Financial Officer;

•	the size of the Board of Directors was decreased to consist of a total of five directors;

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

Corporate Governance and Board Matters

Director Independence
As required under the listing standards of the Nasdaq Global Select Market (“Nasdaq”), a majority of the members of a listed company’s board of directors must be independent. Management and outside counsel have reviewed the directors’ responses to a questionnaire asking about their transactions, relationships, and arrangements with us (and those of their immediate family members), and other potential conflicts of interest. Other than as set forth in this Proxy Statement, these questionnaires did not disclose any transactions, relationships, or arrangements that question or compromise the independence of our directors or director nominees. After reviewing this information, our Board of Directors affirmatively determined that each of our current non-employee directors is an independent director within the meaning of the applicable Nasdaq listing standards. We have also determined that each of the current directors, other than Rishi Bajaj, our CEO, who was independent until the completion of the Asset Sale, and each of the Former Directors, other than Mr. Yan, our former CEO, is or was, as the case may be, an independent director within the meaning of the applicable Nasdaq listing standards during their term of service. The independent members of our Board of Directors will hold separate regularly scheduled executive session meetings at which only independent directors are present.

Information Regarding the Board of Directors and its Committees
As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. During fiscal year 2024, our Board held twenty-two (22) meetings and there were six (6) Audit Committee meetings, eight (8) Compensation Committee meetings, and five (5) Nominating and Corporate Governance Committee meetings.

The following table provides current membership information for each of our Board committees:

Name	Independent	Audit	Compensation	Nominating and Corporate Governance
Rishi Bajaj(1)
Michael Farlekas
Marshall Heinberg
Ted Goldthorpe(2)
Mark Ward(3)
Jennifer Chou(4)

Committee Chair
(1)	Mr. Bajaj was appointed as the Company’s Chief Executive Officer in April 2024 and resigned from the Compensation Committee in April 2024.
(2)	Mr. Goldthorpe was appointed to the Board of Directors and the Compensation and Nominating and Corporate Governance Committees in March 2025. Mr. Goldthorpe was named Chairperson in March 2025.
(3)	Mr. Ward was appointed to the Board of Directors and the Compensation and Nominating and Corporate Governance Committees in March 2025, and to the Audit Committee in April 2025.
(4)	Ms. Chou was appointed to the Board of Directors and the Audit and Compensation Committees in March 2025. Ms. Chou was named Audit Committee Chair in April 2025.

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

Audit Committee
Since the completion of the Asset Sale in April 2024 through March 2025, the members of our Audit Committee have been Messrs. Heinberg and Parisi and Ms. LaPuma. Mr. Ward and Ms. Chou were appointed to the Audit Committee in March 2025 and Ms. Chou was named Audit Committee Chair in April 2025. Mr. Parisi and Ms. LaPuma resigned from the Audit Committee in April 2025. Each member of the Audit Committee can read and understand fundamental financial statements. Each is independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to audit committee members. Ms. Chou chairs the Audit Committee. Our Board of Directors determined that Messrs. Heinberg and Ward and Ms. Chou each qualified as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq.

Prior to the completion of the Asset Sale in April 2024, the members of our Audit Committee were Mses. Bradley and Tilenius, and Mr. Kutscher, each of whom can read and understand fundamental financial statements. During their service to the Audit Committee, each was independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to audit committee members. Ms. Bradley chaired the Audit Committee. Our Board of Directors determined that Mses. Bradley and Tilenius each qualified as an audit committee financial expert within the meaning of SEC regulations and met the financial sophistication requirements of Nasdaq.

Our Audit Committee assists our Board of Directors’ oversight of the quality and integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of our independent registered public accounting firm; the effectiveness of our internal controls over financial reporting; risk assessment and risk management, and our cyber, data governance, and privacy programs. Among other matters, our Audit Committee’s responsibilities include:

•
Reviewing and discussing with our management and independent registered public accounting firm our financial reporting processes and the design, implementation, and maintenance of our internal controls, including the adequacy and effectiveness of those controls and procedures;

•	Discussing with our management and independent registered public accounting firm the scope of the annual audit and the results of the annual audit and quarterly reviews of our financial statements;

•	Appointing, retaining, compensating, and overseeing the work of our independent registered public accounting firm;

•	Reviewing the Company’s major risk exposures, including financial, operational, legal, regulatory, infrastructure, business continuity, security, data privacy, reputational, and cybersecurity risks;

•	Approving the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;

•	Reviewing and evaluating the lead audit partner of the independent registered public accounting firm;

•	Reviewing annual reports from the independent registered public accounting firm describing its internal quality-control procedures;

•	Reviewing critical accounting policies and practices;

•	Reviewing and overseeing all related person transactions in accordance with our policies and procedures;

•	Reviewing and approving our Code of Conduct and Ethics and our compliance with anti-corruption and anti-bribery laws; and

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

Our Audit Committee charter can be found on the “Corporate Governance” section of our investor relations website at ir.contextlogicinc.com. The Audit Committee held six (6) meetings and acted by written consent two (2) times during 2024. Each member of the Audit Committee attended all of the Audit Committee meetings, except for Ms. LaPuma who missed one (1) meeting.

Compensation Committee
Since the completion of the Asset Sale in April 2024 through March 2025, the members of our Compensation Committee have been Messrs. Farlekas and Parisi and Ms. LaPuma. Messrs. Goldthorpe and Ward and Ms. Chou were appointed to the Compensation Committee in March 2025. Mr. Parisi and Ms. LaPuma resigned in April 2025. Mr. Farlekas chairs our Compensation Committee. Each member of our Compensation Committee is: (i) independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to Compensation Committee members; (ii) a “non-employee director,” as defined in Rule 16b-3 adopted under Section 16 of the Exchange Act; and (iii) an “outside director” under Regulation Section 1.162-27 adopted under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Prior to the completion of the Asset Sale in April 2024, the members of our Compensation Committee were Ms. Tilenius and Messrs. Syed, Tung, and Bajaj. Mr. Syed chaired our Compensation Committee. During their tenure on the Compensation Committee, each member of our Compensation Committee was: (i) independent under the rules and regulations of the SEC and the listing standards of Nasdaq applicable to Compensation Committee members; (ii) a “non-employee director,” as defined in Rule 16b-3 adopted under Section 16 of the Exchange Act; and (iii) an “outside director” under Regulation Section 1.162-27 adopted under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Our Compensation Committee assists the Board of Directors with its oversight of the compensation of our executive officers and directors, and administers compensation and incentive plans for employees and other service providers. Among other matters, our Compensation Committee’s responsibilities include:

•	Reviewing, determining, and approving all compensation to be paid or awarded to all executive officers;

•	Reviewing and recommending to the Board corporate performance goals and objectives relevant to executive compensation;

•	Overseeing annual succession and leadership development planning for the CEO and management’s succession and leadership development plans for other executive officers and key employees;

•	Administering and overseeing our equity incentive plans;

•	Overseeing compliance with legal and regulatory requirements associated with compensation of our executive officers, other employees, and non-employee directors;

•	Managing the risks associated with compensation policies and programs, including an annual review of our risk management processes related to compensation programs; and

•
Reviewing annually our overall compensation philosophy and strategy, including base salary, incentive compensation, and equity-based awards, including whether they promote stockholder interests and support our strategic objectives.

Our Compensation Committee charter can be found on our investor relations website at ir.contextlogicinc.com. Our Compensation Committee held eight (8) meetings and acted by written consent four (4) times during 2024. Each member of our Compensation Committee attended all of the Compensation Committee meetings. Mr. Yan, our former Chief Executive Officer, did not participate in the determination of his own compensation or the compensation of directors when he was serving as Chief Executive Officer, but made recommendations to our Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees.

Mr. Bajaj, our current Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, Mr. Bajaj makes recommendations to our Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and Mr. Bajaj participates in our Compensation Committee’s deliberations about their compensation. Other than our Chief Financial Officer, Brett Just, who does not participate in the determination of his own respective compensation, no other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors.

Nominating and Corporate Governance Committee
Since the completion of the Asset Sale in April 2024, the members of our Nominating and Corporate Governance Committee have been Messrs. Heinberg and Farlekas. Messrs. Goldthorpe and Ward were appointed to the Nominating and Corporate Governance Committee in March 2025. Mr. Heinberg chairs the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as currently defined under Nasdaq listing standards.

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

Our Nominating and Corporate Governance Committee charter can be found on our investor relations website at ir.contextlogicinc.com. The Nominating and Corporate Governance Committee held five (5) meetings and acted by written consent three (3) times during 2024. Each member of the Nominating and Corporate Governance Committee attended all of the Nominating and Corporate Governance Committee meetings.

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

Compensation Committee Interlocks and Insider Participation

Each of Messrs. Syed, Tung, Bajaj, Farlekas, Parisi, and Ms. LaPuma served on our Compensation Committee during 2024. None of the members of our Compensation Committee during the 2024 fiscal year (or at any other time) simultaneously served as an officer or employee of the Company. No interlocking relationship exists, or during the 2024 fiscal year existed, between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Board Leadership Structure

Our Board of Directors represents our stockholders and the Board’s primary purpose is to build long-term stockholder value. Our Board of Directors also believes it is important to determine a board leadership structure that ensures the independent oversight of management as our Company continues to grow. Under our Corporate Governance Guidelines, our Board of Directors is not required to separate the offices of the chairperson and the chief executive officer but may do so if it deems it advisable and in the best interests of the Company and its stockholders. Mr. Bajaj served as both our CEO and Board Chairperson from April 2025 to March 2025. Our Board believed that the combination was in the best interests of the Company and our stockholders because by serving as both our CEO and Board Chairperson, Mr. Bajaj had a dual perspective into the responsibilities of each role and a comprehensive view of our strategic goals which allowed us to make decisions more quickly and efficiently. In March 2025, our Board of Directors appointed Mr. Goldthorpe as Board Chairperson given that his experience in complex transactions aligns with our strategic goals.

We believe this structure of a separate Chairperson and Chief Executive Officer, if and when necessary, results in an effective balancing of responsibilities, and is the optimal structure for overseeing the strategic direction and leadership of the Company while also ensuring effective communication among Board members.

Risk Oversight Management

Our Board of Directors provides risk oversight for the Company by receiving management presentations, including risk assessments, from all functional areas of the Company, and discussing these assessments with management. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board of Directors to understand our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cyber security, strategic, data privacy, and reputational risk. Our Board of Directors administers its oversight function directly as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. Our Board of Directors has delegated responsibility related to certain risks to the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

The Audit Committee discusses with management and our independent registered public accounting firm our risk management guidelines and policies, our major financial risk exposures, and the steps needed or taken to monitor and control such exposures. The Nominating and Corporate Governance Committee has primary responsibility to oversee risks related to Board structure and composition, and corporate governance. Our Compensation Committee oversees risks related to our compensation programs, and discusses with management its annual assessment of employee compensation policies and programs. Based upon this review, our Compensation Committee believes that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company in the future. Specifically, we believe that the elements of our compensation program do not encourage unnecessary or excessive risk taking. Base salaries are fixed in amount, and thus do not encourage risk taking. Since the consummation of the Asset Sale, any long-term equity awards have vested. We believe that the awards retained by Mr. Bajaj do not encourage unnecessary or excessive risk-taking because they are tied to certain metrics and outcomes.

Stockholder Communications with our Board of Directors

Stockholders wishing to communicate with our Board of Directors or with an individual member of our Board of Directors may do so by writing to our Board of Directors or to the particular member of our Board of Directors, care of the Corporate Counsel and Secretary by mail to our principal executive offices, Attention: Corporate Counsel and Secretary. The front of the envelope should indicate that it contains stockholder communication. All clearly marked written communications, other than unsolicited advertising or promotional materials, are logged and copied, and forwarded to the director(s) to whom the communication was addressed. Please note that the foregoing communication procedure does not apply to: (i) stockholder proposals pursuant to Exchange Act Rule 14a-8 and communications made in connection with such proposals, (ii) stockholder notice pursuant to Exchange Act Rule 14a-19 and communications made in connection with such notice, or (iii) service of process or any other notice in a legal proceeding.

Meetings of the Board of Directors

Our Board of Directors met twenty-two (22) times during 2024. Each member of our Board of Directors attended at least 75% of the aggregate of the meetings of our Board of Directors and of the Committees on which he or she served, held during the period for which such member was a Director or Committee Member. Members of our Board of Directors also consulted informally with management from time to time and our Board of Directors acted by written consent four (4) times during 2024. While we do not have a formal policy regarding attendance by members of our Board of Directors at our annual meetings of stockholders, all directors are encouraged to attend our 2025 Annual Meeting of Stockholders. At our 2024 Annual Meeting of Stockholders, only our CEO and Director, Rishi Bajaj, attended the meeting.

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

Item 11: Executive Compensation

Our “named executive officers” for 2024 were:

•	Rishi Bajaj, our Chief Executive Officer[1];

•	Jun (Joe) Yan, our former Chief Executive Officer[2];

•	Brett Just, our Chief Financial Officer[3];

•	Vivian Liu, our former Chief Financial Officer and Chief Operating Officer[4]; and

•	Joanna Forster, our former General Counsel and Chief Compliance Officer[5].

(1)	Mr. Bajaj was appointed as our Chief Executive Officer effective April 19, 2024, in connection with the Asset Sale.
(2)
Mr. Yan was appointed as our Interim Chief Executive Officer effective September 8, 2022, our permanent Chief Executive Officer on February 21, 2023, and terminated his employment on April 19, 2024, in connection with the Asset Sale.

(3)	Mr. Just was appointed as our Chief Financial Officer effective April 19, 2024, in connection with the Asset Sale.
(4)	Ms. Liu terminated her employment with us on April 19, 2024, in connection with the Asset Sale.
(5)	Ms. Forster was appointed as our General Counsel and Chief Compliance Officer effective April 19, 2024, in connection with the Asset Sale and resigned effective August 5, 2024.

Summary Compensation Table For 2024

The following table sets forth information concerning the total compensation awarded to, earned by, or paid to our named executive officers for the year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Rishi Bajaj(2) Chief Executive Officer
	2024	693,333	-	292,686	-	-	986,019
	2023	-	-	-	-	-	-
Jun (Joe) Yan(3) Former Chief Executive Officer
	2024	168,878	-	-	-	1,119,020	1,287,898
	2023	550,000	-	2,504,500	3,373,242	-	6,427,742
Brett Just(4) Chief Financial Officer
	2024	513,707	390,868	180,686	-	234,074	1,319,336
	2023	410,249	25,000	136,441	-	-	571,690
Vivian Liu(5) Former Chief Financial Officer and Chief Operating Officer
	2024	181,818	-	-	-	717,118	898,936
	2023	587,500	-	880,948	-	-	1,468,448
Joanna Forster(6) Former General Counsel and Chief Compliance Officer
	2024	357,646	86,764	330,450	-	496,344	1,271,204
	2023	337,396	20,000	448,023	-	-	805,419

(1)
The amounts reported in this column reflect the accounting value for these equity awards and may not correspond to the actual economic value that may be received by our named executive officers from the equity awards. In accordance with SEC rules, this column reflects the grant date fair value of our option grants and restricted stock units (“RSUs”) calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718 for stock-based compensation transactions. See Note 9 to our consolidated financial statements within Item  8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed on March 12, 2024 for a discussion of all assumptions made by us in determining the grant date fair value of such awards.

(2)	Mr. Bajaj was appointed Chief Executive Officer on April 19, 2024.
(3)	Mr. Yan is no longer serving as our Chief Executive Officer, effective as of April 19, 2024.
(4)	Mr. Just was appointed Chief Financial Officer on April 19, 2024.
(5)	Ms. Liu is no longer serving as our Chief Financial Officer, effective as of April 19, 2024.
(6)
Ms. Forster was appointed General Counsel and Chief Compliance Officer on April 19, 2024. Ms. Forster is no longer serving as our General Counsel and Chief Compliance Officer, effective August 5, 2024.

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

Our Compensation Committee reviews the base salaries of our executive officers in connection with our annual performance review cycle. The base salaries of Messrs. Bajaj and Just and Ms. Forster were set by our Compensation Committee in April 2024 upon close of the Asset Sale, taking into account previous experience, competitive market data and benchmarks, critically needed skills and expected future contributions, and which reflected their individual negotiation with us as part of their employment packages with us.

Our named executive officers’ 2024 base salaries were as follows: $550,000 for Mr. Yan; $550,000 for Mr. Bajaj; $550,000 for Ms. Liu; $550,000 for Mr. Just, and $1,200,000 for Ms. Forster.

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

In 2024, we used  RSU awards as the long-term incentive compensation component of our executive compensation program. RSUs remain the primary type of equity award utilized for annual refresh and promotional awards to our executives.

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

During 2024, we granted RSUs to Messrs. Bajaj and Just and Ms. Forster under our 2020 Plan.

Mr. Bajaj was granted an award of 55,856 RSUs on May 6, 2024 which vests on May 6, 2025, subject to Mr. Bajaj’s continued service with us.

Mr. Just was granted an award of 34,482 RSUs on May 6, 2024 which vested twenty five percent on May 15, 2024 and then quarterly over one year, subject to Mr. Just’s continued service with us.

Ms. Forster was granted an award of 63,063 RSUs on May 6, 2024 which vested on June 28, 2024.

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

Perquisites and Other Personal Benefits
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers except as generally made available to our employees or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes. During 2024, none of our named executive officers, except Rishi Bajaj, received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for each individual. During 2024, the Company reimbursed Mr. Bajaj for $25,000 in legal fees.

Outstanding Equity Awards at 2024 Fiscal Year-End Table

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2024, including the number of shares subject to each award and, where applicable, the exercise price per share. The vesting schedule applicable to each outstanding award is described in the footnotes to the table below.

Name	Vesting Commencement Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
Rishi Bajaj	11/29/2023	—	—	—	—	—	—
	5/6/2024	—	—	—	—	55,856(1)	392,668
Jun (Joe) Yan	9/27/2022	64,935	—	25.85	4/19/2026	—	—
	2/15/2023	299,444	—	15.03	4/19/2026	—	—
	2/15/2023	—	—	—	—	—	—
Brett Just	3/15/2022	—	—	—	—	—	—
	5/10/2023	—	—	—	—	—	—
	5/6/2024	—	—	—	—	12,931(2)	90,905
Vivian Liu	—	—	—	—	—	—	—
Joanna Forster	—	—	—	—	—	—	—
*	Market value is based on the closing price of our common stock on December 31, 2024, the last trading day of our fiscal year, which was $7.03 per share.
(1)	The service-based vesting condition is satisfied as to 100% of the total shares of common stock underlying the RSU award on the one year anniversary of the grant date.
(2)
  The service-based vesting condition is satisfied as to 1/4th of the total shares of common stock underlying the RSU award on May 15, 2024 and 3/16th of the total shares of common stock underlying the RSU awarded on each of the quarterly Company vest dates after the Vesting Commencement Date, subject to the executive officer’s continued service to us through the applicable vesting date. The quarterly Company vest dates are February 15th, May 15th, August 15th and November 15th.

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

Severance Arrangements with Named Executive Officers
We entered into severance and change in control agreements with each of our named executive officers - with Mr. Yan in February 2023 in connection with his transition to our permanent Chief Executive Officer role, with Ms. Liu in connection her commencement of employment with us in 2021, with Mr. Just in connection with his appointment to Chief Financial Officer in April 2024.

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

Employment Transitions in 2023 and 2024
Effective as of the closing of the Asset Sale on April 19, 2024, Mr. Yan and Ms. Liu no longer serve as our executive officers and each received the severance payments and benefits set forth in their respective severance and change in control agreements for termination in connection with a change in control, as described above.

Effective as of the closing of the Asset Sale on April 19, 2024, Mr. Just and Ms. Forster began serving as our executive officers under new employment agreements. Mr. Just and Ms. Forster each received the severance payments and benefits set forth below in severance agreements executed in April 2024 in connection with the closing of the Asset Sale.

Pursuant to the severance agreement, in connection with the closing of the Asset Sale, Mr. Just received his salary earned through closing, less all applicable withholdings and other authorized deductions, a lump sum severance payment of $234,074.36 or the equivalent of 28.67 weeks of Mr. Just’s base salary, four (4) months of subsidized COBRA premiums, and full acceleration of his outstanding, unvested RSUs.

Pursuant to the severance agreement, in connection with the closing of the Asset Sale, Ms. Forster received her salary earned through closing, less all applicable withholdings and other authorized deductions, a lump sum severance payment of $466,666.67 or the equivalent of 60.67 weeks of Ms. Forster’s base salary, an additional lump sum severance payment of $29,480.64 or the equivalent of twelve (12) months of COBRA premiums, and full acceleration of her outstanding, unvested RSUs.

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

Pay Versus Performance Table

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and our financial performance for each of the last three completed fiscal years. In determining the “compensation actually paid” to our named executive officers (our “NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in each such previous year, as the valuation methods for this disclosure under Item 402(v) differ from those required in reporting the compensation information in the Summary Compensation Table. For our NEOs other than our principal executive officer (our “PEO”), compensation is reported as an average. This disclosure has been prepared in accordance with Item 402(v) applicable to smaller reporting companies and does not necessarily reflect value actually realized by the NEOs or how the Compensation Committee evaluates compensation decisions in light of Company or individual performance. In particular, the Compensation Committee does not use “compensation actually paid” as a basis for making compensation decisions. As permitted under the rules applicable to smaller reporting companies, we are including three years of data and are not including a peer group total stockholder return or company-selected measure, as contemplated under Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO ($)(1)				Compensation Actually Paid to PEO ($)(2)				Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(4)	Value of Initial Fixed $100 Investment Based on:	Net Loss (in millions)(6)
	Rishi Bajaj	Jun (Joe) Yan	Vijay Talwar	Piotr Szulczewski	Rishi Bajaj	Jun (Joe) Yan	Vijay Talwar	Piotr Szulczewski			Total Shareholder Return(5)
2024	$986,019	$1,287,898	$–	$–	$1,083,801	$989,249	$–	$–	$1,163,159	$1,066,207	$7.03	$(75)
2023	$–	$6,427,742	$–	$–	$–	$2,177,108	$–	$–	$1,418,448	$625,363	$6.38	$(317)
2022	$–	$3,202,066	$28,606,561	$309,205	$–	$1,943,719	$6,199,724	$(5,721,409)	$5,494,836	$(1,680,635)	$15.68	$(384)

(1) Our PEOs for each year are as follows:
2024: Rishi Bajaj, Jun (Joe) Yan
2023: Jun (Joe) Yan
2022: Jun (Joe) Yan, Vijay Talwar and Piotr Szulczewski

(2) In accordance with SEC rules, the following adjustments were made to determine the “compensation actually paid” to each person who served as our PEO during fiscal years 2024, 2023, and 2022, which consisted solely of adjustments to the PEOs’ equity awards:

CEO
		2022			2023	2024
		Piotr	Vijay	Jun (Joe)	Jun (Joe)	Jun (Joe)	Rishi
		Szulczewski	Talwar	Yun	Yun	Yun	Bajaj

	Summary Compensation Table Total	$ 309,205	$ 28,606,561	$ 3,202,066	$ 6,427,742	$ 1,287,898	$ 986,019
Less:	Grant Date Fair Value of Stock and Option Awards in the Covered Year	$ (270,000)	$ (25,357,990)	$ (2,856,232)	$ (5,877,742)	$ –	$ (292,686)
Plus:	Fair Value at Year-End of Unvested Stock and Option Awards Granted in the Covered Year*	$ –	$ –	$ 1,597,885	$ 1,362,012	$ –	$ 392,668
Plus:	Fair Value of Stock and Option Awards Granted in the Covered Year that Vested in the Covered Year*	$ 37,800	$ 2,951,153	$ –	$ 868,073	$ –	$ –
	Change in Fair Value of Unvested Stock and Option Awards Granted in Prior Years*	$ –	$ –	$ –	$ –	$ –	$ –
	Change in Fair Value of Stock and Option Awards from Prior Years that Vested in the Covered Year*	$ (1,183,260)	$ –	$ –	$ (602,977)	$ (298,649)	$ (2,200)
	Change in Fair Value of Stock and Option Awards from Prior Years that were Forfeited in the Covered Year*	$ (4,615,154)	$ –	$ –	$ –	$ –	$ –

=	Compensation Actually Paid	$ (5,721,409)	$ 6,199,724	$ 1,943,719	$ 2,177,108	$ 989,249	$ 1,083,801

All stock option valuations included in “Compensation Actually Paid” values were performed using the Black-Scholes option pricing model in a manner generally consistent with the process used to determine stock option grant fair values under ASC 718 (refer to our annual report for additional detail). All stock award valuations included in “Compensation Actually Paid” values were performed using closing price of the Company’s common stock.

(3) Our non-PEO NEO’s for each year are as follows:
2024: Brett Just, Vivian Liu, and Joanna Forster
2023: Vivian Liu and Mauricio Monico
2022: Tarun Jain, Vivian Liu, Devang Shah and Farhang Kassaei

(4) In accordance with SEC rules, the following adjustments were made to determine the “compensation actually paid” on average to our non-PEO NEOs during fiscal years 2024, 2023, and 2022, which consisted solely of adjustments to the non-PEO NEOs’ equity awards:

Average of Other NEOs(2)
		2022	2023	2024

	Summary Compensation Table Total	$ 5,494,836	$ 1,418,448	$ 1,163,159
Less:	Grant Date Fair Value of Stock and Option Awards in the Covered Year	$ (4,832,762)	$ (880,948)	$ (170,379)
Plus:	Fair Value at Year-End of Unvested Stock and Option Awards Granted in the Covered Year*	$ 890,730	$ 566,666	$ 30,302
Plus:	Fair Value of Stock and Option Awards Granted in the Covered Year that Vested in the Covered Year*	$ 830,188	$ 127,676	$ 41,928
	Change in Fair Value of Unvested Stock and Option Awards Granted in Prior Years*	$ (2,256,643)	$ (494,118)	$ -
	Change in Fair Value of Stock and Option Awards from Prior Years that Vested in the Covered Year*	$ (860,631)	$ (112,361)	$ 1,198
	Change in Fair Value of Stock and Option Awards from Prior Years that were Forfeited in the Covered Year*	$ (946,353)	$ -	$ -

=	Compensation Actually Paid	$ (1,680,635)	$ 625,363	$ 1,066,207

* All stock option valuations included in “Compensation Actually Paid” values were performed using the Black-Scholes option pricing model in a manner generally consistent with the process used to determine stock option grant fair values under ASC718 (refer to our annual report for additional detail). All stock award valuations included in “Compensation Actually Paid” values were performed using closing price of the Company’s common stock.

(5) An investment of $100 is assumed to have been made in our common stock as of December 31, 2021. Total Stockholder Return was calculated by multiplying the initial investment of $100 by the quotient of the closing price of our common stock on the last trading day of 2022, 2023, and 2024 divided by the closing price on December 31, 2021.

(6) The dollar amounts reported represent the amount of net loss reflected in the Company’s audited consolidated financial statements for the applicable year.

Compensation Actually Paid and Total Stockholder Return

The following graph reflects the relationship between our PEO and average non-PEO NEO “compensation actually paid” versus the Company’s cumulative Total Stockholder Return, or TSR, assuming an initial fixed investment of $100 on December 31, 2021, for the fiscal years ended December 31, 2024, 2023 and 2022.

Compensation Actually Paid and Net Income

The following graph reflects the relationship between our PEO and average non-PEO NEO “compensation actually paid” and the Company’s net loss for the fiscal years ended December 31, 2024, 2023 and 2022.

2024 Director Compensation Table

The table below shows the total compensation that we paid to our non-employee directors who received compensation during 2024:

Name	Cash Compensation(1)	Stock Awards($)(2)	Total ($)
Michael Farlekas(3)(4)	242,500	670,995	913,495
Marshall Heinberg(3)(4)	222,500	670,995	893,495
Richard Parisi(3)(4)	230,000	670,995	900,995
Elizabeth LaPuma(3)	220,000	670,995	890,995
Julie Bradley(4)	42,500	-	42,500
Tanzeen Syed(4)	-	-	-
Stephanie Tilenius(4)	41,875	-	41,875
Hans Tung(4)	-	-	-
Lawrence Kutscher(4)	40,000	-	40,000
Rishi Bajaj	2,500	292,685	295,185

(1)
The amounts in this column represent the cash compensation each director was paid during fiscal year 2024. Messrs. Farlekas, Heinberg, Parisi and Ms. LaPuma received their annual cash retainer for non-employee Director service of $150,000 in April 2024; the remainder includes annual cash retainer payments for service on Board committees or as the Lead Independent Director provided in December 2024.

(2)
The amounts in this column represent the aggregate grant date fair value of stock awards granted to the non-employee director in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Notes 2 and 9 of the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for a discussion of the assumptions made by the Company in determining the grant date fair value of its equity awards. The amounts for Messrs. Farlekas, Heinberg, Parisi, and Ms. LaPuma include their annual equity award and initial equity award. As of December 31, 2024, certain of our non-employee directors held outstanding RSU awards under which the following number of units (convertible into shares of our common stock) are issuable upon vesting: Mr. Farlekas - 90,485; Mr. Heinberg - 90,485; Mr. Parisi - 90,485; Ms. LaPuma -90,485; and Mr. Bajaj - 55,856.

(3)	Messrs. Farlekas, Heinberg, Parisi, and Ms. LaPuma were appointed to our Board of Directors in April 2024.
(4)	Messrs. Farlekas, Heinberg, and Parisi elected to receive their 2025 cash compensation in the form of RSU awards.
(5)	Messrs. Syed, Tung, and Kutscher and Mses. Bradley and Tilenius resigned from our Board of Directors in April 2024.

Non-Employee Director Compensation

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board.

Equity Compensation
Each of our non-employee directors is compensated with an initial equity award granted in connection with their entry onto the Board and subsequent annual grants of equity, both of which are granted under our 2020 Plan and are non-discretionary.

2024 Annual Equity Award. Upon their appointment to the Board of Directors, each non-employee director was granted RSUs having an aggregate value of $150,000, which was deemed their annual grant under the program for 2024.  The shares granted were determined based on the closing price of the Company’s common stock on the date of grant.

2024 Initial Equity Award. Similar to Company practice prior to 2024, on December 6, 2024, each non-employee director appointed to our Board of Directors in 2024 was granted RSUs with an aggregate grant date value of $440,000, which was deemed their initial equity award under the program for 2024. The shares granted were determined by the volume weighted average price of the Company’s Class A Common Stock for the thirty (30) trading days prior to the date of grant, rounded down to the nearest whole share.

Both grants will vest in full on the one-year anniversary of the date of grant as long as the non-employee director continues to serve on our Board of Directors through such date; provided, however, that vesting will be prorated on a monthly basis in connection with any termination of service prior to an annual vesting date. Notwithstanding the foregoing, upon the resignation or other termination of any non-employee director, the Board may in its discretion provide that all RSUs fully vest if it determines such is in the best interests of the Company.

Cash Compensation

Our non-employee directors will receive the following annual cash retainers:

Position	Cash Retainer Value
Lead Independent Director	$20,000
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Nominating and Corporate Governance Committee Chair	$10,000
Audit Committee Member	$10,000
Compensation Committee Member	$7,500
Nominating and Corporate Governance Committee Member	$5,000
Non-Employee Director Service	$150,000

2024 Annual Retainer. In April 2024, our non-employee directors were paid their annual retainers for non-employee director service in 2024. Additional retainers related to Committee service or serving as Lead Independent Director were paid on December 9, 2024.

Our non-employee directors may elect to receive RSUs in lieu of any of the above described cash compensation; provided, however, that such an election is made during an open trading window and prior to December 31st of the year preceding the year in which the fees are earned. If a non-employee director elects to receive their annual retainer in RSUs, the grant would be subject to the non-employee director’s continuing service and the RSUs will vest in full on the one-year anniversary of the date of grant; provided, however, that if a non-employee director terminates service prior to such vesting date or ceases to provide services in their applicable role (e.g., as Lead Independent Director, Committee Chair or Committee service) but continues to serve as a member of our Board of Directors, as applicable, a pro-rated portion of the RSUs related to such non-employee director’s service and/or role, as applicable, will automatically vest upon the non-employee director’s termination of service or role, as applicable, equal to (i) the total number of RSUs subject to the award multiplied by (ii) a fraction, the numerator of which is the number of whole months since the date of grant and the denominator of which is 12. Notwithstanding the foregoing, upon the resignation or other termination of any non-employee director, the Board may in its discretion provide that all RSUs fully vest if it determines such is in the best interests of the Company.

Non-employee directors who are elected or appointed to the Board of Directors following January 1st of the applicable year will automatically be granted a pro-rated annual retainer on the date the non-employee director is elected or appointed to the Board of Directors, with the value of the annual retainers equal to (i) the grant date value of such annual retainers or RSUs, as elected, multiplied by (ii) a fraction, the numerator of which is the number of whole months remaining in the applicable calendar year the denominator of which is 12. If a non-employee director elects to convert their annual retainers to RSUs, the grant would be subject to the non-employee director’s continuing service and will vest in full on the one-year anniversary of the date of grant; provided, however, that if a non-employee director terminates service prior to such vesting date, a pro-rated portion of the RSUs will automatically vest in connection with such termination.

Transaction Committee Compensation. Beginning November 15, 2024, our Board of Directors established a special transaction committee (the “Transaction Committee”) and directors serving on the Transaction Committee received a monthly cash fee of $35,000 per month, payable in arrears, until the Transaction Committee was dissolved on March 10, 2025. The Transaction Committee members received a pro-rated portion of the cash fee for their service in March.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to each of our equity compensation plans in effect as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders(1)	783,142	16.31(2)	2,531,340(3)
Equity compensation plans not approved by stockholders(4)	64,935	25.85(2)	(365,181)
Total	848,077	18.00(2)	2,896,251

(1)
Includes the 2010 Stock Plan (the “2010 Plan”) and the 2020 Plan.  The 2010 Plan was terminated following the completion of our initial public offering. The 2020 Employee Stock Purchase Plan was terminated on April 10, 2024.

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

(4)
The ContextLogic Inc. 2022 Inducement Plan (the “2022 Plan”) is a non-shareholder approved plan which was adopted by our Board of Directors on January 27, 2022 and is intended to satisfy the requirements of Nasdaq Listing Rule 5635(c)(4) or any successor thereto. Nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units may be granted under the 2022 Plan to new employees of the Company. Our Board of Directors has authorized 900,000 shares of our common stock for issuance under the 2022 Plan. All option grants made pursuant to the 2022 Plan must have an exercise price per share of no less than 100% of the fair market value per share of our common stock on the grant date. Each option or other equity incentive award granted pursuant to the 2022 Plan will vest in installments over the recipient’s period of service with us. Additional features of the 2022 Plan are described in Note 9 to our consolidated financial statements within Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed on March 12, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 4, 2025 for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our directors and director nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

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

We have based our calculation of the percentage of beneficial ownership on 26,313,619 shares of our common stock outstanding as of April 4, 2025. In cases of holders who are not directors, director nominees and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) may reflect holdings as of a date prior to April 4, 2025.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is 2648 International Blvd., Ste 115, Oakland, CA 94601.

Name of Beneficial Owner	Shares Beneficially Owned	Ownership %
>5% Stockholders:
None

Directors and Named Executive Officers:
Rishi Bajaj(1)	55,856	*
Michael Farlekas(2)	25,684	*
Marshall Heinberg(3)	25,684	*
Elizabeth LaPuma(4)	25,684	*
Richard Parisi(5)	25,684	*
Ted Goldthorpe(6)	—	—
Mark Ward(7)	—	—
Jennifer Chou(8)	—	—
Jun Yan(9)	364,379	1.4
Ying Liu	141,091	*
Brett Just(10)	32,650	*
Joanna Forster	—	—
All current executive officers and directors as a group (7 persons)	211,242	*

*	Less than one percent.

(1)	Mr. Bajaj holds 55,856 restricted stock units which are subject to vesting conditions expected to occur within 60 days of April 4, 2025.
(2)
Mr. Farlekas holds 25,684 restricted stock units which are subject to vesting conditions expected to occur within 60 days of April 4, 2025 and 85,576 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 4, 2025.

(3)
Mr. Heinberg  holds 25,684 restricted stock units which are subject to vesting conditions expected to occur within 60 days of April 4, 2025 and 109,122 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 4, 2025.

(4)	Ms. LaPuma also holds 25,684 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of May 19, 2025.
(5)	Mr. Parisi also holds 25,684 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of May 19, 2025.
(6)	Mr. Goldthorpe does not have any restricted stock units subject to vest within 60 days of April 4, 2025.
(7)	Mr. Ward does not have any restricted stock units subject to vest within 60 days of April 4, 2025.
(8)	Ms. Chou also holds 56,701 restricted stock units which are subject to vesting conditions not expected to occur within 60 days of April 4, 2025.
(9)	Mr. Yan holds 364,379 shares of common stock issuable upon exercise of outstanding stock options.
(10)	Mr. Just holds 6,466 restricted stock units which are subject to vesting conditions expected to occur within 60 days of April 4, 2025.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and greater than ten percent (10%) beneficial owners of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the 2024 fiscal year, all Section 16(a) filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were complied with, except for the following delinquent reports: (i) Forms 4 for each of Messrs. Yan, Just, Louis, and Monico and Ms. Liu for the settlement of RSUs. The Company files Section 16 reports on behalf of the Company’s directors and executive officers.

Item 13 - Certain Relationships and Related Party Transactions

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

Related Party Transactions

Other than the compensation arrangements with directors and current or former executive officers described elsewhere in this proxy statement or as described below, since January 1, 2024, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount exceeds, or would exceed, the lower of (i) $120,000 or (ii) 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any related party had or will have a direct or indirect material interest. We believe the terms of the transactions described below were comparable to terms we could have obtained in arm’s-length dealings with unrelated third parties.

Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table represents aggregate fees billed or to be billed to the Company for the years ended December 31, 2024 and 2023 for professional audit services and other services rendered to us by BPM LLP (Location: San Jose, California; Firm ID: 207) and PricewaterhouseCoopers LLP.

	Fiscal Year Ended December 31,
	2024		2023
Audit Fees(1)	$817,500	(2)	$3,498,900
Audit Related Fees(3)	$67,140		$165,000
All Other Fees(4)	$2,000		$2,000
Total Fees	$886,640		$3,665,900

(1)
Consists of fees billed for professional services rendered in connection with the annual audit of our consolidated financial statements, including audited consolidated financial statements presented in our Annual Report on Form 10-K, review of the interim condensed consolidated financial statements included in our quarterly reports, professional consultations with respect to accounting matters, and services normally provided in connection with regulatory filings.

(2)
Total amount includes $550,000 billed by PricewaterhouseCoopers LLP for their reviews of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 and for the three and six months ended June 30, 2024 prior to the appointment of BPM LLP as the Company’s independent registered public accounting firm and for their consent on the Annual Report on Form 10-K and $267,500 billed by BPM LLP in connection with the annual audit of our consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and their review of the interim condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024.

(3)
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Total amount for fiscal year ended December 31, 2024 and 2023 represents fees billed by PricewaterhouseCoopers LLP for the procedures performed in connection with the Asset Sale including review of the preliminary proxy statement filed with the SEC on March 5, 2024.

(4)	Consists of all other fees billed for non-audit and tax professional services rendered.

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

Report of the Audit Committee of the Board of Directors(1)

The principal purpose of the Audit Committee is to assist our Board of Directors in its general oversight of our accounting and financial reporting processes and audits of our consolidated financial statements. The Audit Committee is responsible for selecting and engaging our independent registered public accounting firm and approving the audit and non-audit services to be provided by the independent registered public accounting firm. The Audit Committee’s function is more fully described in its Charter, which our Board of Directors adopted and which the Audit Committee reviews on an annual basis.

Our management is responsible for preparing our consolidated financial statements and our financial reporting process, including establishing and maintaining internal controls over financial reporting. BPM LLP, our independent registered public accounting firm for the year ended December 31, 2024, was responsible for performing an independent audit of our consolidated financial statements and expressing an opinion on the conformity of those consolidated financial statements with accounting principles generally accepted in the United States of America.

The Audit Committee has reviewed and discussed with our management the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“10-K”).

The Audit Committee has also reviewed and discussed with BPM LLP the audited consolidated financial statements in the Annual Report on Form 10-K. In addition, the Audit Committee discussed with BPM LLP those matters required to be discussed by the auditors with the Audit Committee under the rules adopted by the Public Company Accounting Oversight Board (United States) (the “PCAOB”), including General Auditing Standards 1301, Communications with Audit Committees. Additionally, BPM LLP provided to the Audit Committee the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. The Audit Committee also discussed with BPM LLP its independence from the Company and satisfied itself as to the independence of BPM LLP.

Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the following members of the Audit Committee:

Jennifer Chou, Chair
Mark Ward
Marshall Heinberg

(1)  The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of ContextLogic Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The current members of the Audit Committee joined the Board of Directors and the Audit Committee at the closing of the Asset Sale in April 2024.

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

3.	Exhibit Listing

		Incorporated by Reference
Exhibit No.	Description	Form	Date	Number	Filed Herewith
2.1	Asset Purchase Agreement, dated February 10, 2024, by and between by and between ContextLogic Inc., Qoo10 Inc. and Qoo10 Pte. Ltd.*	8-K	02/12/2024	2.1
3.1	Restated Certificate of Incorporation, as amended through April 23, 2023.	10-Q	05/04/2023	3.1
3.2	Amended and Restated Bylaws, effective as of August 5, 2024.	8-K	08/08/2024	3.1
3.3	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Company, dated February 10, 2024	8-K	02/12/2024	3.1
4.1	Form of Registrant’s Class A common stock certificate.	S-1/A	12/7/2020	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 18, 2019 by and among the Registrant and the other parties thereto.	S-1	11/20/2020	4.2
4.3	Tax Benefits Preservation Plan, dated as of February 10, 2024, by and between the Company and Equiniti Trust Company, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto).	8-K	02/12/2024	4.1
4.4	Description of Capital Stock.	10-K	03/12/2025	4.4
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.**	8-K	11/07/2024	10.1
10.2	2010 Stock Plan, as amended, and forms of agreements thereunder.**	S-8	12/16/2020	99.1
10.3	2020 Equity Incentive Plan and form of agreements thereunder.**	S-8	12/16/2020	99.2
10.4	2020 Employee Stock Purchase Plan.**	S-8	12/16/2020	99.3
10.5	Offer Letter dated April 2, 2024 between Rishi Bajaj and ContextLogic Inc.**	8-K	04/03/2024	99.3
10.6	Offer Letter dated April 2, 2024 between Brett Just and ContextLogic Inc.**	8-K	04/03/2024	99.4
10.8	Form of Executive Severance and Change in Control Agreement.**	S-1	11/20/2020	10.10
10.9	Credit Agreement among the Registrant and JPMorgan Chase Bank, N.A. and the other parties thereto.	S-1/A	12/7/2020	10.11
10.10	2022 New Employee Equity Incentive Plan and forms of agreements thereunder.**	S-8	01/31/2022	99.1
10.11	Investment Agreement, dated as of February 24, 2025, by and among ContextLogic Inc., ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP.	8-K	02/28/2025	10.1
10.12	Amended and Restated Investment Agreement, dated as of March 6, 2025, by and among ContextLogic Inc., ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP.	10-K	03/12/2025	10.12
10.13	Amended & Restated Limited Liability Company Agreement, dated as of March 6, 2025, among ContextLogic Holdings, LLC and the members named therein.	10-K	03/12/2025	10.13
10.14	Contribution Agreement, dated as of March 6, 2025, by and between ContextLogic Inc. and ContextLogic Holdings, LLC.	10-K	03/12/2025	10.14
10.15	Employment Agreement, dated March 6, 2025, by and between ContextLogic Inc. and Rishi Bajaj**	8-K	03/11/2025	10.5
16.1	Letter of PricewaterhouseCoopers LLP, dated September 26, 2024, to the Securities and Exchange Commission.	8-K	09/26/2024	16.1
19.1	Insider Trading Policy.	10-K	03/12/2025	19.1
21.1	Subsidiaries of the Registrant.	10-K	03/12/2025	21.1
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.	10-K	03/12/2025	23.1
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	10-K	03/12/2025	23.2
24.1	Power of Attorney (included in Signature Page).	10-K	03/12/2025	24.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/12/2025	31.1
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	03/12/2025	31.2
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	03/12/2025	32.1
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	03/12/2025	32.2
97.1	ContextLogic Inc. Policy for the Recovery of Erroneously Awarded Compensation.	10-K	03/12/2025	97.1
101.SCH	Inline XBRL Taxonomy Extension Schema Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.INS	Inline XBRL Instance Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

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

ContextLogic Inc.

Date: April 17, 2025	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer and Director