Form 10-Q
period 2025-03-31
ContextLogic Inc.
filed 2025-05-09
CIK 1822250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 26,612,092.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or future financial or operating performance and include all statements that are not historical facts such as information concerning the strategic alternatives considered by our Board of Directors, including the decisions taken thereto and alternatives for the use of our cash or cash equivalents, our possible or assumed future results of operations and expenses, management strategies and plans, competitive position, business environment, potential growth strategies and opportunities and our continued listing on Nasdaq. In some cases, forward-looking statements can be identified by use of terms such as “anticipates,” “assumption,” “believes,” “continue,” “could,” “estimates,” “expects,” “foresees,” “forecasts,” “intends,” “goals,” judgment,” “may,” “might,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “targets,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those risks include those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A which was filed with the SEC on April 17, 2025, and our other filings with the SEC. The inclusion of forward-looking information should not be regarded as a representation by us, our management or any other person that the future plans, estimates, or expectations contemplated by us will be achieved. Given these uncertainties, you should not place undue reliance on any forward-looking statements in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions, shares in thousands, except par value)

(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$64	$66
Marketable securities	158	83
Prepaid expenses and other current assets	1	7
Total current assets	223	156
Total assets	$223	$156
Liabilities, Redeemable Non-controlling Interest, and Stockholders’ Equity
Current liabilities:
Accounts payable	$1	$—
Accrued liabilities	2	5
Total current liabilities	3	5
Total liabilities	3	5
Commitments and contingencies (Note 5)
Redeemable non-controlling interest (Note 6)	75	—
Stockholders’ equity:
Preferred stock, $0.0001 par value: 100,000 shares authorized as of March 31, 2025 and December 31, 2024; No shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value: 3,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 26,314 and 26,299 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	3,479	3,481
Accumulated deficit	(3,334)	(3,330)
Total stockholders’ equity	145	151
Total liabilities, redeemable non-controlling interest, and stockholders’ equity	$223	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, shares in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$—	$36
Cost of revenue	—	30
Gross profit	—	6
Operating expenses:
Sales and marketing	—	15
Product development	—	22
General and administrative	6	22
Total operating expenses	6	59
Loss from operations	(6)	(53)
Other income, net:
Interest and other income, net	2	—
Loss before provision for income taxes	(4)	(53)
Provision for income taxes	—	6
Net loss	(4)	(59)
Adjustments attributable to redeemable non-controlling interest (Note 6)	(3)	—
Net loss attributable to redeemable non-controlling interest (Note 6)	—	—
Net loss attributable to common stockholders	$(7)	$(59)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(2.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,306	24,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(4)	$(59)
Other comprehensive loss:
Unrealized holding losses on derivatives and marketable securities, net of tax	—	(1)
Foreign currency translation adjustment	—	(1)
Other comprehensive loss	—	(2)
Total comprehensive loss	(4)	(61)
Less: adjustments attributable to redeemable non-controlling interest	(3)	—
Less: comprehensive loss attributable to redeemable non-controlling interest	—	—
Comprehensive loss attributable to common stockholders	$(7)	$(61)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, shares in thousands)

(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2024	26,299	$—	$3,481	$—	$(3,330)	$151
Issuance of common stock upon settlement of restricted stock units	15	—	—	—	—	—
Stock-based compensation	—	—	1	—	—	1
Net loss	—	—	—	—	(4)	(4)
Accretion to adjust redemption value of subsidiary's Preferred Units	—	—	(3)	—	—	(3)
Balances as of March 31, 2025	26,314	$—	$3,479	$—	$(3,334)	$145

	Three Months Ended March 31, 2024
	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances as of December 31, 2023	24,229	$—	$3,470	$(7)	$(3,246)	$217
Issuance of common stock upon settlement of restricted stock units	288	—	—	—	—	—
Shares withheld related to net share settlement	(119)	—	(1)	—	—	(1)
Stock-based compensation	—	—	9	—	—	9
Other comprehensive loss, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(59)	(59)
Balances as of March 31, 2024	24,398	$—	$3,478	$(9)	$(3,305)	$164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss attributable to common stockholders	$(7)	$(59)
Net loss and adjustment attributable to redeemable non-controlling interest	3	—
Net loss	(4)	(59)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	1
Noncash lease expense	—	1
Stock-based compensation	1	9
Net accretion of discounts and premiums on marketable securities	(1)	—
Other	—	(1)
Changes in operating assets and liabilities:
Funds receivable	—	(1)
Prepaid expenses, other current and noncurrent assets	—	3
Accounts payable	1	(13)
Merchants payable	—	(9)
Accrued and refund liabilities	(2)	(10)
Lease liabilities	—	(2)
Other current and noncurrent liabilities	—	6
Net cash used in operating activities	(5)	(75)
Cash flows from investing activities:
Purchases of marketable securities	(158)	—
Maturities of marketable securities	83	90
Net cash (used in) provided by investing activities	(75)	90
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible Preferred Units, net	72	—
Payment of taxes related to RSU settlement	—	(1)
Net cash provided by (used in) financing activities	72	(1)
Foreign currency effects on cash, cash equivalents and restricted cash	—	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8)	12
Cash, cash equivalents and restricted cash at beginning of period	73	238
Cash, cash equivalents and restricted cash at end of period	$65	$250
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$64	$250
Restricted cash included in prepaid and other current assets in the condensed consolidated balance sheets	1	—
Total cash, cash equivalents and restricted cash	$65	$250
Supplemental cash flow disclosures:
Cash paid for operating leases	$—	$2
Cash paid for income taxes, net of refunds	$—	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTEXTLOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. OVERVIEW, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ContextLogic Inc. (the "Company", "ContextLogic", "we", “our” or "us") is a publicly traded company currently seeking to develop and grow a de novo business and finance potential future bolt-on acquisitions of assets or businesses that are complementary to its operations. The Company currently does not generate revenue.

The Company was incorporated in the state of Delaware in June 2010 and is headquartered in Oakland, California.

Asset Sale

On April 19, 2024, following the vote by a majority of the outstanding shares of the Company’s common stock and the satisfaction of other customary closing conditions the Company consummated the transaction pursuant to that certain asset purchase agreement (the “Asset Purchase Agreement”) with Qoo10 Inc., a Delaware corporation (“Qoo10 Delaware”), and, for certain specified purposes, Qoo10 Pte. Ltd., a Singapore private limited company and Qoo10 Delaware’s parent company (“Qoo10”), pursuant to which (i) the Company agreed to sell substantially all of its assets to Qoo10 Delaware or an affiliate designated by Qoo10 Delaware (such designated affiliate, the “Buyer”), other than (A) the Company’s net operating losses (“NOLs”) and certain other tax attributes, (B) the Company’s marketable securities and (C) certain of the Company’s cash and cash equivalents, and (ii) Qoo10 agreed to acquire those assets and assume substantially all of the Company’s liabilities as specified in the Asset Purchase Agreement (the “Asset Sale”).

Prior to the Asset Sale, the Company owned and operated the Wish platform (“Wish”). The Wish platform generated revenue for the Company from the marketplace and logistics services provided to merchants. As a result of the Asset Sale, the Wish platform and all related operating assets were sold to the Buyer. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect the Asset Sale as it was completed on April 19, 2024. Accordingly, the condensed consolidated financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect, where applicable, the pre-Asset Sale operations, the results of the Asset Sale, and the post-Asset Sale activities.

The net assets associated with the Asset Purchase Agreement met the criteria to be classified as assets held for sale upon approval of the stockholders on April 18, 2024. On April 19, 2024, all outstanding unvested restricted awards for employees and directors were accelerated and fully vested. Following the Asset Sale, substantially all of the Company's employees became employees of the Buyer.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries along with the ContextLogic Holdings, LLC entity for which the Company is the majority owner. All intercompany balances and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. The consolidated balance sheet as of December 31, 2024 is derived from consolidated financial statements audited by BPM LLP, an independent registered public accounting firm, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 12, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A, which was filed with the SEC on April 17, 2025 (as amended, the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. These estimates form the basis for judgments the Company makes about the carrying values of its assets and liabilities that are not readily available from other sources. These estimates include, but are not limited to, fair value of financial instruments, contingent liabilities, and uncertain tax positions.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the shares of the Class A convertible preferred units ("Preferred Units") issued by ContextLogic Holdings, LLC (“Holdings”), a Delaware limited liability company and subsidiary of the Company, to BCP Special Opportunities Fund III Originations LP, a Delaware limited partnership (the “Investor”) who has a 20.8% ownership of Holdings. The Preferred Units are redeemable upon (i) a liquidation, (ii) at the Investor's option upon Holdings failing to complete an acquisition on or prior to the second anniversary of the initial closing on March 6, 2025 ("Initial Closing") or (iii) at Holdings' option on or after the fifth anniversary of an acquisition event. If the interest of the minority investors were to be redeemed under this agreement, the Company would be required to redeem the interest based on a prescribed formula in the amended and restated investment agreement (the “A&R Investment Agreement”). Holdings is required to seek written consent from the Investor prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings and the Company has classified the Preferred Units as mezzanine equity.

The balance of the redeemable non-controlling interest is reported at the greater of the initial carrying value amount adjusted for the redeemable non-controlling interest's share of earnings or losses or its estimated redemption value. The resulting changes in the estimated redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the condensed consolidated balance sheet outside of stockholders' equity under the caption "Redeemable non-controlling interest." Refer to Note 6 - Redeemable Non-Controlling Interest for additional information.

Summary of Significant Accounting Policies

Besides the above mentioned policy on the redeemable non-controlling interest, there have been no changes to the Company’s significant accounting policies described in its 2024 Form 10-K that have had a material impact on its condensed consolidated financial statements.

Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded as follows:

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses including the amounts of purchase of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities, and the total amount of selling expenses and an entity's definition of selling expenses. The amendments in this ASU are effective to all public business entities for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact this amended guidance may have on the footnotes to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU are effective to entities that settle convertible debt instruments for fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU No. 2020-06. This amended guidance is not expected to have an impact on the footnotes of the consolidated financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU No. 2024-03 to be annual reporting periods beginning after December 15, 2026 and interim periods within the annual reporting periods beginning after December 15, 2027. The amendments in this ASU are effective to all public business entities. Early adoption is permitted. This amended guidance is not expected to have an impact on the footnotes of the consolidated financial statements.

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Topic 405)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which deleted an SEC paragraph originally titled "Accounting for Obligations to Safeguard Crypto Assets an Entity Holds for Its Platform User." This amended guidance is not applicable to the Company.

NOTE 2. DISAGGREGATION OF REVENUE

Following the completion of the Asset Sale, the Company no longer has revenue as it has no marketplace and logistics operations.

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

The following table shows the disaggregated revenue for the applicable periods:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Core marketplace revenue	$—	$11
ProductBoost revenue	—	3
Marketplace revenue	—	14
Logistics revenue	—	22
Revenue	$—	$36

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENT

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts payable, and accrued liabilities. Cash equivalents’ carrying value approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable securities are recognized at fair value. Accounts payable and accrued liabilities carrying values approximate fair value due to the short time to the expected receipt or payment date.

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consisting of cash equivalents and marketable securities are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements are as follows:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$3	$3	$—	$—
U.S. Treasury bills	61	—	61	—
Total cash equivalents:	$64	$3	$61	$—
Marketable securities:
U.S. treasury bills	$158	$—	$158	$—
Total marketable securities	$158	$—	$158	$—
Total financial assets	$222	$3	$219	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash equivalents:
Money market funds	$2	$2	$—	$—
U.S. treasury bills	64	—	64	—
Total cash equivalents	$66	$2	$64	$—
Marketable securities:
U.S. treasury bills	$83	$—	$83	$—
Total marketable securities	$83	$—	$83	$—
Total financial assets	$149	$2	$147	$—

As of March 31, 2025, the Company’s “cash and cash equivalents” line item was comprised of cash deposited with banks, U.S. Treasury bills, and money market funds, and “marketable securities” was comprised solely of government securities. The Company classifies cash equivalents and marketable securities within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value

The following table summarizes the contractual maturities of the Company’s marketable securities:

	March 31,		December 31,
	2025		2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$158	$158	$83	$83
Total marketable securities	$158	$158	$83	$83

All of the Company’s available-for-sale marketable securities are subject to a periodic evaluation for a credit loss allowance and impairment review. The Company did not identify any of its available-for-sale marketable securities requiring an allowance for credit loss or as other-than-temporarily impaired in any of the periods presented. Additionally, the unrealized net loss and net gain on available-for-sale marketable securities as of March 31, 2025 and December 31, 2024 were insignificant. As of March 31, 2025 and December 31, 2024, those investments with an original maturity of three months or less were classified as cash equivalents and those investments with original maturities beyond three months were classified as marketable securities. The Company has classified all of the marketable securities as available-for-sale.

NOTE 4. BALANCE SHEET COMPONENTS

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(in millions)
Accrued services(1)	$1	$1
Other (2)	1	4
Total accrued liabilities	$2	$5

(1)
Accrued services primarily consist of professional services and other services for both 2025 and 2024. The services in 2025 are primarily associated with the issuance of redeemable convertible Preferred Units.
(2)
Other accrued liabilities primarily consist of other payables to Qoo10 related to restricted cash held at JPMorgan for the One Sansome lease's letter of credit. When the letter of credit is closed and the restriction on cash is lifted, this payable will be repaid.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

The Revolving Credit Facility contained customary conditions to borrowing, events of default and covenants, including covenants that restricted the Company’s ability (and the ability of certain of the Company’s subsidiaries) to incur indebtedness, grant liens, make certain fundamental changes and asset sales, make distributions to stockholders, make investments or engage in transactions with affiliates. It also contained a minimum liquidity financial covenant of $350 million, which included unrestricted cash and any available borrowing capacity under the Revolving Credit Facility. The obligations under the Revolving Credit Facility were secured by liens on substantially all of the Company’s domestic assets and were guaranteed by any material domestic subsidiaries, subject to customary exceptions. A standby letter of credit (the "Letter of Credit") in the amount of approximately $7 million was issued under the Revolving Credit Facility in conjunction with the lease of the Company’s previous headquarters in San Francisco, California. Fees incurred under the Revolving Credit Facility were insignificant for the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025, the Letter of Credit was reduced to $1 million.

Legal Contingencies and Proceedings

Beginning in May 2021, four putative class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company, its directors, certain of its officers and the underwriters named in its initial public offering (“IPO”) registration statement alleging violations of securities laws based on statements made in its registration statement on Form S-1 filed with the SEC in connection with its IPO and seeking monetary damages. One of these cases has since been dismissed by the plaintiff and the remaining three have been coordinated and consolidated. In May 2022, the Court appointed lead plaintiffs, who subsequently filed an amended consolidated class action complaint pursuant to Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On April 10, 2023, the plaintiffs filed an amended complaint and asserted only claims made under Sections 11 and 15 of the Securities Act. In December 2023, the Court granted the defendants' motion to dismiss the first amended consolidated complaint. In February 2024, plaintiffs filed a second amended consolidated complaint, which the defendants have moved to dismiss. In August 2024, the Court granted the motion to dismiss without leave to amend and with prejudice. In September 2024, plaintiffs filed a motion to alter judgment noticed for hearing in January 2025. In February 2025, the court denied the plaintiffs' motion to alter judgement. In March 2025, plaintiffs filed a notice of appeal to the Ninth Circuit. The Company believes these lawsuits are without merit and intends to vigorously defend them. Based on the preliminary nature of the proceedings in these cases, the Company cannot estimate a range of potential losses at this point in time.

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

As of March 31, 2025, in the opinion of management, there were no other legal contingency matters that arose in the ordinary course of business, either individually or in aggregate, that would have a material adverse effect on the financial position, results of operations, or cash flows of the Company. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company will reassess the potential liability and may revise the estimate.

NOTE 6. REDEEMABLE NON-CONTROLLING INTEREST

In March 2025, Holdings entered into the A&R Investment Agreement with the Investor under which Holdings may issue up to 150 thousand Preferred Units for an aggregate purchase price of up to $150 million (the "Investment Transaction"). An initial closing of the Investment Transaction occurred in March 2025 whereby Holdings issued and sold 75 thousand Preferred Units for an aggregate purchase price of $75 million.

The Preferred Units (a) have a stated value of $1,000 per share; (b) accrue a distribution of 4.0% per annum of the Class A accrued amount, which is the product of the number of Class A preferred units outstanding multiplied by their stated value plus all Class A distributions accrued but not yet paid, until the consummation of an acquisition of businesses or assets with an aggregate enterprise value of at least $100 million ("Acquisition"); (c) accrue a distribution of 8.0% per annum of the Class A accrued amount from the date of the consummation of an Acquisition; and (d) convert into newly issued Class B common units ("Common Units") equal to the conversion ratio multiplied by the number of Preferred Units submitted for conversion, where the conversion ratio is the Class A accrued amounts plus any accrued and unpaid distributions which have not been added to the Class A accrued amount yet divided by $8.00 (subject to adjustment as set forth in the Amended and Restated Limited Liability Company Agreement of Holdings). Accrued distributions can be settled either in cash or through conversion to Common Units. As of March 31, 2025, Holdings had accrued distributions of an insignificant amount on the outstanding Preferred Units. The accrued distributions are treated as a deemed dividend and are recorded as an adjustment to additional paid-in capital.

The Preferred Units are convertible only into Common Units of Holdings and only redeemable upon (i) an “ordinary liquidation”, (ii) at the Investor's option upon Holdings' failure to complete an acquisition on or prior to the second anniversary of the Initial Closing or (iii) at Holdings' option on or after the fifth anniversary of an acquisition event. Holdings is required to seek written consent from the Investor prior to the consummation of an acquisition. As such, the redemption of the Preferred Units is outside the control of Holdings and the Company has classified the Preferred Units as mezzanine equity.

The Preferred Units included the right to participate in a future investment of 75 thousand additional Preferred Units for $75 million, contingent on the Acquisition. The Company concluded that this future tranche right was not a freestanding financial instrument, as it was neither separately exercisable nor legally detachable. It was evaluated as an embedded derivative and was not bifurcated, as it lacked net settlement characteristics and therefore did not meet the definition of a derivative.

The Preferred Units have been initially recognized at a fair value of $75 million, the proceeds on the date of issuance. This amount has been reduced by $3 million, the cost of issuing the Preferred Units, resulting in an adjusted initial carrying value of $72 million. The adjusted initial carrying value is being accreted to the redemption value at the end of each reporting period. The accretion to the redemption value is treated as a deemed dividend and is recorded as an adjustment to Holdings' additional paid-in capital. As of March 31, 2025, the Company has accreted $3 million bringing the redemption value of the redeemable non-controlling interest to $75 million.

The following table summarizes Holdings' non-controlling interest presented as a separate component of the Company's condensed consolidated statements of operations:

Three months ended
March 31, 2025
(in millions)
Net loss attributable to redeemable non-controlling interest	$—

The following table summarizes the activity in the redeemable non-controlling interest for the period indicated below:

Three months ended
March 31, 2025
(in millions)
Balance, beginning of period	$—
Issuance of subsidiary's Preferred Units to redeemable non-controlling interest	72
Accretion to adjust redemption value of subsidiary's Preferred Units	3
Dividends accrued to holders of subsidiary's Preferred Units	—
Balance, end of period	$75

NOTE 7. EQUITY Award activity and STOCK-based compensation

Equity Award Activity

A summary of activity under the equity plans and related information was as follows:

	Options Outstanding			RSUs Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs
	(in thousands)			(in thousands)
Balances as of December 31, 2024	366	$18.00	1.3	481
Granted	—			188
Exercised or vested	—			(14)
Forfeited or cancelled	—			—
Balances as of March 31, 2025	366	$18.00	1.1	655

The weighted-average grant date fair value of restricted stock was $6.78 for the three months ended March 31, 2025. As of March 31, 2025, 4,024 thousand shares remained available for grant under the Company’s equity incentive plans.

Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Sales and marketing	$—	$1
Product development	—	5
General and administrative	1	3
Total stock-based compensation	$1	$9

The Company will recognize the remaining $3 million of unrecognized stock-based compensation expense related to restricted stock units ("RSUs") granted following the Asset Sale over a weighted-average period of approximately 1 year and the remaining $6 million of unrecognized stock-based compensation related to Class P Units over a weighted-average period of approximately 4 years.

Class P Units

On March 6, 2025, the Board approved, and the Company entered into, an employment agreement for Mr. Rishi Bajaj to serve as the Chief Executive Officer ("CEO"), including a revised compensation package (the “Employment Agreement”), effective March 6, 2025 (the “Effective Date” or "Valuation Date"). On the Effective Date, Mr. Bajaj was awarded 2,372 thousand Class P units (the “Class P Units”) in Holdings, consisting of (i) an award of 474 thousand time-based Class P Units (the “Time Vesting Grant”) which will vest over time, in four (4) equal installments, subject to Mr. Bajaj’s continuous service, with 25% of the Time Vesting Grant vesting on the first anniversary of the Effective Date and an additional 25% on each anniversary thereafter; and (ii) an award targeted at 1,423 thousand performance-based Class P Units (the “Performance Vesting Grant”) which will be earned and will vest based on the achievement of specified performance criteria, up to a maximum of 1,898 thousand performance-based Class P Units, subject to Mr. Bajaj’s continuous service through the four (4) year anniversary of the Effective Date.

If Mr. Bajaj’s employment is terminated due his death or Disability (as defined in the Employment Agreement), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; (B) 712 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved; and (C) 474 thousand of the Class P Units will vest upon the date the performance metrics applicable to such Class P Units are achieved.

If Mr. Bajaj’s employment is terminated by the Company without Cause (other than by reason of Disability) or by Mr. Bajaj for Good Reason (as such terms are defined in the Employment Agreement), then (a) the Time Vesting Grant will immediately vest upon termination; and (b) the Performance Vesting Grant will remain outstanding through the four (4) year anniversary of the Effective Date and will vest as follows: (A) 712 thousand of the Class P Units will vest upon the later of (x) the two (2) year anniversary of the Effective Date or (y) the date the performance metrics applicable to such Class P Units are achieved; (B) 712 thousand of the Class P Units will vest upon the later of (x) the three (3) year anniversary of the Effective Date or (y) the date the performance metrics applicable to such Class P Units are achieved; and (C) 474 thousand of the Class P Units will vest upon the four (4) year anniversary of the Effective Date provided the performance metrics applicable to such Class P Units are achieved.

Changes in non-vested Class P Units as of March 31, 2025, were as follows (in thousands, except per share amounts):

	Time Vesting Grant		Performance Vesting Grant
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	—	$—	—	$—
Granted	474	3.21	1,898	2.39
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at March 31, 2025	474	$3.21	1,898	$2.39

A Monte Carlo simulation model under the option pricing method was used to estimate the fair value of the Class P Units. The fair value included a discount for lack of marketability, as these units are non-marketable, minority interests in Holdings, without an active market and are subject to restrictions on transfer. The total cumulative fair value of the Time Vesting Grant and Performance Vesting Grant was $1 million and $5 million, respectively.

The valuation assumptions utilized for the Class P Units as of the March 6, 2025, grant date were as follows:

Expected time to a liquidity event (1)	5.00 years
Expected volatility (2)	39%
Risk-free interest rate (3)	3.98%
Equity value (4)	$222
Discount for lack of marketability	20%

(1) Represents the expected time to a liquidity event as of the measurement date.

(2) Because Holdings is a private company that was formed on the grant date, it is not possible to base Holding’s expected volatility assumption on the historical volatility of the Holding’s stock price. A selected specific peer group was used to develop a volatility indication for Holdings as of the Valuation Date using each peer company’s historical equity volatility over the period commensurate with the expected time to a liquidity event, adjusting for differences in financial leverage. The peer group was selected based on the types of companies that Holdings will likely acquire.

(3) The risk-free rate equals the continuously compounded yield on zero-coupon U.S. Treasury Separate Trading of Registered Interest and Principal of Securities as of the Valuation Date for a period equal to the time from the Valuation Date until the expected liquidity event, assuming linear interpolation between terms.

(4) The fair value of the Company’s equity was estimated based on the capital contributions for the Preferred Units and Class B common units given that capital was contributed on the measurement date.

Compensation costs related to Class P Units are recognized based on the grant date fair value on a straight-line basis over the period starting on the grant date and ending on the fourth anniversary of the grant date. The Time Vesting grant vests based on satisfying a service-based condition. The Performance Vesting Grant vests based on satisfying a service-based vesting condition and a market condition. Compensation costs related to the Class P Units were insignificant for the quarter ended March 31, 2025. As of March 31, 2025, the number of non-vested units was 2,372 thousand with a weighted-average grant date fair value of $2.55.

Compensation cost previously recognized for an award forfeited due to a failure to satisfy a service condition will be reversed by the Company in the period of the forfeiture.

NOTE 8. INCOME TAXES

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

The provision for income taxes was $0 million and $6 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year decrease in provision for income taxes was due to the sale of the Company's operating business and all foreign subsidiaries in April 2024. The Company continues to maintain a valuation allowance on its domestic net deferred tax assets which is excluded from the annual effective tax rate estimate.

The Company had no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. There were no interest and penalties associated with the unrecognized tax benefits for the three months ended March 31, 2025 and December 31, 2024.

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

NOTE 9. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2025	2024
	($ in millions, shares in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders	$(7)	$(59)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	26,306	24,315
Net loss per share, basic and diluted	$(0.27)	$(2.43)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
	(in thousands)
Common stock options outstanding	366	366
Unvested restricted stock units outstanding	655	1,838
Employee stock purchase plan	—	57
Total	1,021	2,261

NOTE 10. SEGMENT INFORMATION

The Company has determined that from January 1, 2024 through the date of the Asset Sale in April 2024, it operated in one reportable segment, and from the date of the Asset Sale, it does not have a reportable segment. The Company’s chief operating decision-maker is its Chief Executive Officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information.

The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.

The Company’s only significant measures of profit and loss are general and administrative expenses and interest and other income, net which are each separately presented on the Company’s condensed consolidated statements of operations.

Prior to the Asset Sale, China accounted for substantially all of marketplace and logistics revenue during the three months ended March 31, 2024 based on the location of the merchants’ operations. Marketplace and logistics revenue from merchants based in the United States was immaterial.

Prior to the Asset Sale, the Company believed it was relevant to disclose geographical revenue information determined by the location of the users. Following the closing of the Asset Sale, the Company no longer considers geographic revenue information by users to be relevant.

NOTE 11. SUBSEQUENT EVENTS

On April 16, 2025, Richard Parisi and Elizabeth LaPuma delivered notice to the board of directors (the "Board") of the Company of their resignation as directors, effective immediately, to pursue other opportunities. The Board elected to fully accelerate the vesting of all outstanding RSU awards held by Richard Parisi and Elizabeth LaPuma, consequently, the aggregate unvested 247 thousand RSUs became fully vested on April 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendement No. 1 to Annual Report on Form 10-K/A (as amended, the "2024 Form 10-K"). Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with U.S. GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Our discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, the Special Note Regarding Forward-Looking Statements in this Quarterly Report on Form 10-Q, and elsewhere in this Quarterly Report on Form 10-Q. All references to "we", "us", "our", or "ContextLogic" or the "Company" refer to ContextLogic Inc.

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

Results of Operations

The following table shows our results of operations for the periods presented. The period-to-period comparison of financial results reflects business that we no longer operate and is not indicative of future results.

	Three Months Ended
	March 31,
	2025	2024
	(in millions)
Revenue	$—	$36
Cost of revenue	—	30
Gross profit	—	6
Operating expenses:
Sales and marketing	—	15
Product development	—	22
General and administrative	6	22
Total operating expenses	6	59
Loss from operations	(6)	(53)
Other income, net
Interest and other income, net	2	—
Loss before provision for income taxes	(4)	(53)
Provision for income taxes	—	6
Net loss	(4)	(59)
Adjustment attributable to redeemable non-controlling interest (Note 6)	(3)	—
Net loss attributable to redeemable non-controlling interest (Note 6)	—	—
Net loss attributable to common stockholders	$(7)	$(59)

Comparison of The Three Months Ended March 31, 2025 and 2024

Since the consummation of the Asset Sale on April 19, 2024, we no longer earn operating revenue or incur related cost associated with the prior marketplace and logistics operations. We expect to incur general and administrative costs associated with evaluation of business opportunities and in the course of overseeing and curating the remaining assets.

Revenue

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
Core marketplace revenue	$—	$11	$(11)	(100)%
ProductBoost revenue	—	3	(3)	(100)%
Marketplace revenue	—	14	(14)	(100)%
Logistics revenue	—	22	(22)	(100)%
Revenue	$—	$36	$(36)	(100)%

Revenue decreased $36 million, or 100%, to zero for the three months ended March 31, 2025 as compared to $36 million for the three months ended March 31, 2024. The decrease was attributable to the consummation of the Asset Sale in the prior year. As such, the comparable period of the three months ended March 31, 2025 has none of the previous marketplace and logistics operations.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
Cost of revenue	$—	$30	$(30)	(100)%
Gross Margin	—	17%

Cost of revenue decreased $30 million, or 100%, to zero for the three months ended March 31, 2025 as compared to $30 million for the three months ended March 31, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable period of the three months ended March 31, 2025 has none of the previous marketplace and logistics operations.

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
Sales and marketing	$—	$15	$(15)	(100)%

Sales and marketing expense decreased $15 million, or 100%, to zero for the three months ended March 31, 2025, compared to $15 million for the three months ended March 31, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable period of the three months ended March 31, 2025 has none of the previous marketplace and logistics operations.

Product Development

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
Product development	$—	$22	$(22)	(100)%

Product development expense decreased $22 million, or 100%, to zero for the three months ended March 31, 2025, compared to $22 million for the three months ended March 31, 2024. This decrease was due to the consummation of the Asset Sale in the prior year. As such, the comparable period of the three months ended March 31, 2025 has none of the previous marketplace and logistics operations.

General and Administrative

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
General and administrative	$6	$22	$(16)	(73)%

General and administrative expense decreased $16 million, or 73%, to $6 million for the three months ended March 31, 2025, compared to $22 million for the three months ended March 31, 2024. This decrease was primarily due to the consummation of the Asset Sale in the prior year. As such, the comparable period of the three months ended March 31, 2025 has none of the previous marketplace and logistics operations. The decrease was offset by $3 million of expenses for employees, which includes $1 million of stock based compensation; $2 million of expenses for the evaluation and pursuit of strategic alternatives; and $1 million of expenses for legal and other professional services.

Interest and Other Income, net

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
Interest and other income, net	$2	$—	$2	—

Interest and other income, net increased to $2 million for the three months ended March 31, 2025 as compared to zero for the three months ended March 31, 2024. The increase was driven by the lack of foreign exchange gains or losses in 2025, which had previously offset the interest income earned in the three months ended March 31, 2024.

Since the consummation of the Asset Sale, we expect to earn interest income on marketable securities and cash and cash equivalents that remain following the Asset Sale.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	($ in millions, except percentages)
Provision for income taxes	$—	$6	$(6)	(100)%

Provision for income taxes for the three months ended March 31, 2025 decreased $6 million, or 100% compared to the same period in 2024. The 2024 provision was primarily related to withholding taxes accrued on certain intercompany dividends in the first quarter of fiscal 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $64 million, a majority of which were held in cash deposits and U.S. treasury bills, and marketable securities of $158 million, which funds were held for working capital purposes. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Our material cash requirements outside our normal operating costs include $3 million in total liabilities.

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

Sources of Liquidity

As of March 31, 2025, we had cash and cash equivalents of $64 million and marketable securities of $158 million (consisting of government securities).

We (i) earn interest income on cash and marketable securities; (ii) have no other sources of revenue and related costs; and (iii) incur minimal administrative costs.

Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by (used in):
Operating activities	$(5)	$(75)
Investing activities	$(75)	$90
Financing activities	$72	$(1)

Net Cash Used in Operating Activities

Net cash used in our operating activities for the three months ended March 31, 2025 was $5 million. This was driven by our net loss of $4 million and $1 million unfavorable changes in our operating assets and liabilities, mainly driven by reductions in accrued liabilities.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $75 million for the three months ended March 31, 2025. This was primarily due to $158 million in purchases of marketable securities, partially offset by $83 million in maturities of marketable securities.

Net cash provided by investing activities was $90 million for the three months ended March 31, 2024, primarily due to maturities in marketable securities.

Net Cash Provided By (Used in) Financing Activities

Net cash provided by our financing activities was $72 million for the three months ended March 31, 2025, due to proceeds from the issuance of redeemable convertible Preferred Units.

Net cash used in our financing activities was $1 million for the three months ended March 31, 2024, due to tax payments related to employee RSU settlement.

Off Balance Sheet Arrangements

For the three months ended March 31, 2025 and March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

Besides the previously mentioned redeemable non-controlling interest, there have been no material changes to our critical accounting policies and estimates as compared to those described in our 2024 Form 10-K, filed with the SEC on March 12, 2025.

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

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under Note 5, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties set forth below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and in our Annual Report on Form 10-K for the year ended December 31, 2024, before making a decision to invest in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our common stock could decline. These risk factors do not identify all risks that we face – our financial condition and/or operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our financial conditions and/or operations. Due to risks and uncertainties, known and unknown, as well as the completion of the Asset Sale on April 19, 2024, our past financial results will not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods. Other than as described below, there have been no additional material changes from the risk factors previously disclosed under the heading "Risk Factors" in Part I, Item 1A of our 2024 Form 10-K.

Risks Related to the Asset Purchase Agreement

We have counterparty risk with the Buyer and its affiliates for certain ongoing obligations under the Asset Purchase Agreement and the failure of the Buyer and its affiliates to perform their obligations could cause us to suffer losses.

In connection with the Asset Sale, under the Asset Purchase Agreement, we agreed with the Buyer to transfer and assign the lease for the facility located at One Sansome Street (the “Lease”) to the Buyer and for the Buyer to assume all obligations under the Lease. The Company relinquished control of the leased facility after the Asset Sale. In order to obtain the landlord’s consent to the transfer of the Lease and effect its assignment, we agreed to maintain a letter of credit for an additional 90 days following the April 19, 2024 closing date during which time (i) the Buyer was obligated to secure a replacement security acceptable to the landlord and (ii) we and the Buyer agreed to provide the landlord with cash collateral in the amount of $7 million funded equally by the parties. As of October 31, 2024, the landlord had consented to the assignment of the Lease to the Buyer. We maintain the letter of credit for the facility, however, in March 2025, the landlord agreed to amend the Lease which lowered the letter of credit amount to $1 million and decreased the cash collateral to approximately $1 million. Until the landlord accepts a replacement security proposed by the Buyer, any event by the landlord to draw on the security will come from the maintained letter of credit. Under the Asset Purchase Agreement, the Buyer agreed to assume all obligations under the Lease since the Asset Sale.

As of March 2025, the letter of credit is expected to expire in the third quarter of 2025. If the Buyer fails to pay the rent under the Lease or comply with other obligations under the Lease, we would be responsible for the remaining obligations under the Lease. While the cash collateral held as restricted cash on our consolidated balance sheet could be utilized to satisfy obligations under the Lease should the Buyer fail to meet them, approximately one-third of the cash collateral has been funded by the Company, and if more than two-thirds of the cash collateral is used to satisfy obligations under the Lease, such funds will not be returned to the Company. While the Buyer would be responsible for such obligations under the terms of the Asset Purchase Agreement, we can provide no assurance that we would be successful in obtaining payment or reimbursement from the Buyer or Qoo10 for such losses.

Risks Related to Our Common Stock

There is no assurance that we will remain compliant with Nasdaq's listing requirements.

On March 25, 2025, we were notified by the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Staff believes the Company is a “public shell,” as that term is defined by Nasdaq under Nasdaq Listing Rule 5101, and therefore subject to delisting unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company disagrees with the Staff’s conclusion and timely requested a hearing before the Panel, which request will stay any further action by Nasdaq at least pending the hearing and the issuance of the Panel’s formal decision thereafter. The requested hearing before the Panel was held on May 8, 2025.

At the hearing, we presented a comprehensive overview of our business and, more specifically, our efforts to maximize the value of our assets, including opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value, and to request the continued listing of our securities on Nasdaq. There can be no assurance, however, that the Panel will grant our request for continued listing on Nasdaq.

In the event that we are unsuccessful in our appeal to maintain our listing on Nasdaq, our common stock may be delisted. Any delisting of our common stock from Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Investment Agreement, dated as of February 24, 2025, by and among ContextLogic Inc., ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).

10.2

Amended and Restated Investment Agreement, dated as of March 6, 2025, by and among ContextLogic Inc., ContextLogic Holdings, LLC and BCP Special Opportunities Fund III Originations LP (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025).

10.3

Amended & Restated Limited Liability Company Agreement, dated as of March 6, 2025, among ContextLogic Holdings, LLC and the members named therein (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025).

10.4

Contribution Agreement, dated as of March 6, 2025, by and between ContextLogic Inc. and ContextLogic Holdings, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2025).

10.5#

Employment Agreement, dated March 6, 2025, by and between ContextLogic Inc. and Rishi Bajaj (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ContextLogic Inc.

Date: May 9, 2025	By:	/s/ Rishi Bajaj
Rishi Bajaj
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Brett Just
Brett Just
Chief Financial Officer
(Principal Financial Officer)